Form 10-Q
period 2021-12-31
Grayscale Bitcoin Cash Trust (BCH)
filed 2022-02-10
CIK 1732409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of the registrant’s common stock outstanding as of February 3, 2022: 34,812,900

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

A glossary of industry and other defined terms is included in this Quarterly Report, begins on page 25.

This Quarterly Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Bitcoin Cash industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings Forward-Looking Statements” and “Risk Factors” in Exhibit 99.1 to Amendment No. 4 to the Trust’s Registration Statement on the Form 10 filed with the Securities and Exchange Commission on February 4, 2022 (the “Information Statement”).

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	December 31, 2021	June 30, 2021
Assets:
Investment in Bitcoin Cash, at fair value (cost $118,079 and $108,432 as of December 31, 2021 and June 30, 2021, respectively)	$133,035	$155,466
Total assets	$133,035	$155,466
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$133,035	$155,466
Net Assets consists of:
Paid-in-capital	122,301	111,177
Accumulated net investment loss	(5,357)	(3,122)
Accumulated net realized gain on investment in Bitcoin Cash	1,135	377
Accumulated net change in unrealized appreciation on investment in Bitcoin Cash	14,956	47,034
	$133,035	$155,466
Shares issued and outstanding, no par value (unlimited Shares authorized)	34,812,900	32,434,700
Net asset value per Share	$3.82	$4.79

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Bitcoin Cash and percentages)

December 31, 2021
	Quantity of Bitcoin Cash	Cost	Fair Value	% of Net Assets
Investment in Bitcoin Cash	316,274.62714171	$118,079	$133,035	100%
Net assets		$118,079	$133,035	100%

June 30, 2021
	Quantity of Bitcoin Cash	Cost	Fair Value	% of Net Assets
Investment in Bitcoin Cash	298,405.98055893	$108,432	$155,466	100%
Net assets		$108,432	$155,466	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor's Fee, related party	1,109	330	2,235	480
Net investment loss	(1,109)	(330)	(2,235)	(480)
Net realized and unrealized (loss) gain from:
Net realized gain (loss) on investment in Bitcoin Cash	363	(355)	758	(440)
Net change in unrealized (depreciation) appreciation on investment in Bitcoin Cash	(24,547)	24,357	(32,078)	17,574
Net realized and unrealized (loss) gain on investment	(24,184)	24,002	(31,320)	17,134
Net (decrease) increase in net assets resulting from operations	$(25,293)	$23,672	$(33,555)	$16,654

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Increase (decrease) in net assets from operations:
Net investment loss	$(1,109)	$(330)	$(2,235)	$(480)
Net realized gain (loss) on investment in Bitcoin Cash	363	(355)	758	(440)
Net change in unrealized (depreciation) appreciation on investment in Bitcoin Cash	(24,547)	24,357	(32,078)	17,574
Net (decrease) increase in net assets resulting from operations	(25,293)	23,672	(33,555)	16,654
Increase in net assets from capital share transactions:
Shares issued	-	20,112	11,124	59,520
Net increase in net assets resulting from capital share transactions	-	20,112	11,124	59,520
Total (decrease) increase in net assets from operations and capital share transactions	(25,293)	43,784	(22,431)	76,174
Net assets:
Beginning of period	158,328	38,075	155,466	5,685
End of period	$133,035	$81,859	$133,035	$81,859
Change in Shares outstanding:
Shares outstanding at beginning of period	34,812,900	18,004,700	32,434,700	2,725,300
Shares issued	-	7,692,300	2,378,200	22,971,700
Net increase in Shares	-	7,692,300	2,378,200	22,971,700
Shares outstanding at end of period	34,812,900	25,697,000	34,812,900	25,697,000

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

Grayscale Investments LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT), Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Chainlink Trust (LINK), Grayscale Decentraland Trust (MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT), Grayscale Solana Trust (SOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC, and Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Litecoin Trust (LTC), and Grayscale Digital Large Cap Fund LLC.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2021 and June 30, 2021 and results of operations for the three and six months ended December 31, 2021 and 2020 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2021 included in the Trust’s Information Statement.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investment in BCH	$133,035	$-	$133,035	$-
June 30, 2021
Assets
Investment in BCH	$155,466	$-	$155,466	$-

3. Fair Value of Bitcoin Cash

BCH is held by the Custodian on behalf of the Trust and is carried at fair value. As of December 31, 2021 and June 30, 2021, the Trust held 316,274.62714171 and 298,405.98055893 BCH, respectively.

The Trust determined the fair value per BCH to be $420.63 and $520.99 on December 31, 2021 and June 30, 2021, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of BCH and the respective fair value:

(Amounts in thousands, except Bitcoin Cash amounts)	Bitcoin Cash	Fair Value
Balance at June 30, 2020	25,708.08266279	$5,685
BCH contributed	278,010.14128724	92,401
BCH distributed for Sponsor's Fee, related party	(5,312.24339110)	(2,782)
Net change in unrealized appreciation on investment in BCH	-	59,541
Net realized gain on investment in BCH	-	621
Balance at June 30, 2021	298,405.98055893	$155,466
BCH contributed	21,839.80475225	11,124
BCH distributed for Sponsor's Fee, related party	(3,971.15816947)	(2,235)
Net change in unrealized depreciation on investment in BCH	-	(32,078)
Net realized gain on investment in BCH	-	758
Balance at December 31, 2021	316,274.62714171	$133,035

4. Creations and Redemptions of Shares

At December 31, 2021 and June 30, 2021, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of BCH to the Trust or the distribution of BCH by the Trust. The number of BCH required for each creation Basket or redemption Basket is determined by dividing (x) the number of BCH owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of BCH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0091 and 0.0092 of one BCH at December 31, 2021 and June 30, 2021, respectively.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended December 31, 2021 and June 30, 2021, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2021 or June 30, 2021.

6. Related Parties

The Trust considers the following entities, their directors, and employees to be related parties of the Trust: DCG, Genesis, Grayscale and CoinDesk Indices, Inc. As of December 31, 2021 and June 30, 2021, 1,784,002 and 1,986,022 Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in BCH, monthly in arrears. The amount of BCH payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of BCH used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of BCH is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of December 31, 2021 and June 30, 2021. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended December 31, 2021 and 2020.

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

For the three months ended December 31, 2021 and 2020, the Trust incurred Sponsor's Fees of $1,109,385 and $331,065, respectively. For the six months ended December 31, 2021 and 2020, the Trust incurred Sponsor’s Fees of $2,234,895 and $481,023, respectively. As of December 31, 2021 and June 30, 2021, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended December 31, 2021 and 2020, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

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

8. Financial Highlights Per Share Performance

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Per Share Data:
Net asset value, beginning of period	$4.55	$2.11	$4.79	$2.09
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.03)	(0.02)	(0.06)	(0.03)
Net realized and unrealized (loss) gain	(0.70)	1.10	(0.91)	1.13
Net (decrease) increase in net assets resulting from operations	(0.73)	1.08	(0.97)	1.10
Net asset value, end of period	$3.82	$3.19	$3.82	$3.19
Total return	-50.03%	417.76%	-36.17%	131.90%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

As of the close of business on February 3, 2022 the fair value of BCH determined in accordance with the Trust’s accounting policy was $272.75 per BCH.

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

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds BCH and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of BCH. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on BCH per Share) to reflect the value of BCH held by the Trust, determined by reference to the index price (the "Index Price"), of a BCH in U.S. dollars calculated by applying a weighting algorithm to the price and trading volume data for the immediately preceding 24-hour period as of 4:00 p.m. New York time derived from the selected digital asset exchanges that are reflected in the Index on such trade date, less the Trust’s expenses and other liabilities. To date, the Trust has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of BCH held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, with variations that have at times been substantial. The Trust is not managed like a business corporation or an active investment vehicle.

Prior to February 1, 2022 and for the periods covered by this report, the Trust valued its BCH for operational purposes by reference to the volume-weighted average index price (the “Old Index Price”) of a BCH in U.S. dollars calculated by applying a weighting algorithm to the price and trading volume data for the immediately preceding 24-hour period as of 4:00 p.m., New York time derived from the selected digital asset exchanges that are reflected in the Index on such trade date. The Old Index Price was calculated using the same methodology as the Index Price with an additional averaging mechanism overlaid to the price produced resulting in the Old Index Price reflecting an average price for the 24-hour period. Effective February 1, 2022, the Trust ceased using the Old Index Price and began valuing its BCH for operational purposes by reference to the Index Price. There was no change to the Index used to determine the Index Price or the criteria used to select the digital asset exchanges included in the Index.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended December 31, 2021 and 2020

(All amounts in the following table and the subsequent paragraphs, except Share and per Share, BCH and price of BCH amounts, are in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Net realized and unrealized (loss) gain on investment in Bitcoin Cash	$(24,184)	$24,002	$(31,320)	$17,134
Net (decrease) increase in net assets resulting from operations	$(25,293)	$23,672	$(33,555)	$16,654
Net assets	$133,035	$81,859	$133,035	$81,859

Net realized and unrealized loss on investment in BCH for the three months ended December 31, 2021 was ($24,184) which includes a realized gain of $363 on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in BCH of ($24,547). Net realized and unrealized loss on investment in BCH for the period was driven by BCH price depreciation from $497.46 per BCH as of September 30, 2021 to $420.63 per BCH as of December 31, 2021. Net decrease in net assets resulting from operations was ($25,293) for the three months ended December 31, 2021, which consisted of the net realized and unrealized loss on investment in BCH, plus the Sponsor’s Fee of $1,109. Net assets decreased to $133,035 at December 31, 2021, a 16% decrease for the period. The decrease in net assets resulted from the aforementioned BCH price depreciation and the withdrawal of approximately 1,999 BCH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in BCH for the three months ended December 31, 2020 was $24,002 which includes a realized loss of ($355) on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in BCH of $24,357. Net realized and unrealized gain on investment in BCH for the period was driven by BCH price appreciation from

$225.60 per BCH as of September 30, 2020 to $341.98 per BCH as of December 31, 2020. Net increase in net assets resulting from operations was $23,672 for the three months ended December 31, 2020, which consisted of the net realized and unrealized gain on investment in BCH, less the Sponsor’s Fee of $330. Net assets increased to $81,859 at December 31, 2020, a 115% increase for the period. The increase in net assets resulted from the aforementioned BCH price appreciation and the contribution of approximately 71,792 BCH with a value of $20,112 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 1,198 BCH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in BCH for the six months ended December 31, 2021 was ($31,320) which includes a realized gain of $758 on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in BCH of ($32,078). Net realized and unrealized loss on investment in BCH for the period was driven by BCH price depreciation from $520.99 per BCH as of June 30, 2021 to $420.63 per BCH as of December 31, 2021. Net decrease in net assets resulting from operations was ($33,555) for the six months ended December 31, 2021, which consisted of the net realized and unrealized loss on investment in BCH, plus the Sponsor’s Fee of $2,235. Net assets decreased to $133,035 at December 31, 2021, a 14% decrease for the period. The decrease in net assets resulted from the aforementioned BCH price depreciation and the withdrawal of approximately 3,971 BCH to pay the foregoing Sponsor's Fee, partially offset by the contribution of approximately 21,840 BCH with a value of $11,124 to the Trust in connection with Share creations during the period.

Net realized and unrealized gain on investment in BCH for the six months ended December 31, 2020 was $17,134 which includes a realized loss of ($440) on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in BCH of $17,574. Net realized and unrealized gain on investment in BCH for the period was driven by BCH price appreciation from $221.14 per BCH as of June 30, 2020 to $341.98 per BCH as of December 31, 2020. Net increase in net assets resulting from operations was $16,654 for the six months ended December 31, 2020, which consisted of the net realized and unrealized gain on investment in BCH, less the Sponsor’s Fee of $480. Net assets increased to $81,859 at December 31, 2020, a 1,340% increase for the period. The increase in net assets resulted from the aforementioned BCH price appreciation and the contribution of approximately 215,455 BCH with a value of $59,520 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 1,795 BCH to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Bitcoin Cash:
Opening balance	318,274	168,774	298,406	25,708
Creations	-	71,792	21,840	215,455
Sponsor's Fee, related party	(1,999)	(1,198)	(3,971)	(1,795)
Closing balance	316,275	239,368	316,275	239,368
Accrued but unpaid Sponsor's Fee, related party	-	-	-	-
Net closing balance	316,275	239,368	316,275	239,368
Number of Shares:
Opening balance	34,812,900	18,004,700	32,434,700	2,725,300
Creations	-	7,692,300	2,378,200	22,971,700
Closing balance	34,812,900	25,697,000	34,812,900	25,697,000

	As of December 31,
	2021	2020
Price of BCH on principal market (1)	$420.63	$341.98
NAV per Share (2)	$3.82	$3.19
Old Index Price (3)	$430.21	$349.11
Digital Asset Holdings per Share Using Old Index Price (3)	$3.91	$3.25

(1)
The Trust performed an assessment of the principal market at December 31, 2021 and 2020, and identified the principal market as Coinbase Pro.
(2)
As of December 31, 2021 and 2020 the NAV per Share was calculated using the fair value of BCH based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust currently considers its principal market, as of 4:00 p.m., New York time, on the valuation date.
(3)
Prior to February 1, 2022 and for the periods covered by this report, the Digital Asset Holdings per Share was derived from the Old Index Price. The Old Index Price was calculated using non-GAAP methodology and is not used in the Trust’s financial statements. Effective February 1, 2022, the Digital Asset Holdings per Share is derived from the Index Price. See “—Historical Digital Asset Holdings and BCH Prices” for further information on the Trust’s Digital Asset Holdings and Digital Asset Holdings per Share calculated using the Index Price. The Digital Asset Exchanges included in the Index as of December 31, 2021 and 2020 were Coinbase Pro, Bitstamp, LMAX Digital and Kraken.

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

As of December 31, 2021, the Trust had a net closing balance with a value of $136,064,507, based on the Old Index Price (non-GAAP methodology). As of December 31, 2021, the Trust had a total market value of $133,034,596, based on the principal market (Coinbase Pro).

As of December 31, 2020, the Trust had a net closing balance with a total value of $83,565,419, based on the Old Index Price (non-GAAP methodology). As of December 31, 2020, the Trust had a total market value of $81,858,732, based on the principal market (Coinbase Pro).

Historical Digital Asset Holdings and BCH Prices

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

For the period from January 1, 2019 to December 31, 2021, the average difference in price between the Old Index Price and the Index Price and the average difference in Digital Asset Holdings of the Trust as calculated using the Old Index Price and the Index Price was 0.15%.

The following chart illustrates the movement in the Index Price, the Old Index Price, the Trust's Digital Asset Holdings per Share based on the Old Index Price and the Index Price and the Trust’s net asset value per share as calculated in accordance with GAAP from March 1, 2018 (date of the first Creation Basket of the Trust) to December 31, 2021.

The following table illustrates the movements in the Old Index Price from the beginning of the Trust’s operations on March 1, 2018 to December 31, 2021. Since the beginning of the Trust’s operations, the Old Index Price has ranged from $83.82 to $1,646.79, with the straight average being $447.55. The Sponsor has not observed a material difference between the Old Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Old Index Price	Date	Old Index Price	Date	End of period	Last business day
March 1, 2018 (the first Creation Basket of the Trust) to December 31, 2018	$697.85	$1,646.79	5/7/2018	$83.82	12/14/2018	$156.50	$156.50
Twelve months ended December 31, 2019	$258.61	$493.90	6/26/2019	$109.36	1/29/2019	$207.45	$207.45
Twelve months ended December 31, 2020	$270.26	$483.25	2/14/2020	$164.44	3/13/2020	$349.11	$349.11
Twelve months ended December 31, 2021	$604.43	$1,505.55	5/12/2021	$345.83	1/1/2021	$430.21	$430.21
March 1, 2018 (the first Creation Basket of the Trust) to December 31	$447.55	$1,646.79	5/7/2018	$83.82	12/14/2018	$430.21	$430.21

The following table illustrates the movements in the Index Price from the beginning of the Trust’s operations on March 1, 2018 to December 31, 2021. Since the beginning of the Trust’s operations, the Index Price has ranged from $76.92 to $1,714.45, with the straight average being $447.66. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
March 1, 2018 (the first Creation Basket of the Trust) to December 31, 2018	$697.55	$1,714.45	5/6/2018	$76.92	12/15/2018	$149.42	$149.42
Twelve months ended December 31, 2019	$259.79	$504.57	6/26/2019	$109.25	1/28/2019	$201.84	$201.84
Twelve months ended December 31, 2020	$269.73	$493.55	2/14/2020	$167.84	3/16/2020	$341.86	$341.86
Twelve months ended December 31, 2021	$604.46	$1,465.90	5/6/2021	$340.21	1/1/2021	$420.55	$420.55
March 1, 2018 (the first Creation Basket of the Trust) to December 31	$447.66	$1,714.45	5/6/2018	$76.92	12/15/2018	$420.55	$420.55

The following table illustrates the movements in the Digital Asset Market price of BCH, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on March 1, 2018 to December 31, 2021. Since the beginning of the Trust’s operations, the price of BCH has ranged from $76.78 to $1,719.00, with the straight average being $448.24.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
March 1, 2018 (the first Creation Basket of the Trust) to December 31, 2018	$699.89	$1,719.00	5/6/2018	$76.78	12/15/2018	$149.40	$149.40
Twelve months ended December 31, 2019	$259.88	$505.37	6/26/2019	$109.31	1/28/2019	$202.00	$202.00
Twelve months ended December 31, 2020	$269.71	$493.09	2/14/2020	$168.00	3/16/2020	$341.98	$341.98
Twelve months ended December 31, 2021	$604.64	$1,465.48	5/6/2021	$340.17	1/1/2021	$420.63	$420.63
March 1, 2018 (the first Creation Basket of the Trust) to December 31, 2021	$448.24	$1,719.00	5/6/2018	$76.78	12/15/2018	$420.63	$420.63

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share based on the Index Price and the Old Index Price.

BCHG Premium/(Discount): BCHG Share Price vs. Digital Asset Holdings per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share based on the Index Price and the Old Index Price.

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

31.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021.

31.2*

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021.

32.1*

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021.

32.2*

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021.

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

“Basket”—A block of 100 Shares.

“Basket Amount”—On any trade date, the number of BCH required as of such trade date for each Creation Basket, as determined by dividing (x) the number of BCH owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the number of BCH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted prior to February 1, 2022 using the Old Index Price at such time and as of February 1, 2022 using the Index Price, in each case carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one BCH (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

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

“Index”—The CoinDesk Bitcoin Cash Price Index (BCX).

“Index License Agreement”—The license agreement, dated as of February 1, 2022, between the Index Provider and the Sponsor governing the Sponsor’s use of the Index for calculation of the Index Price.

“Index Price”—The index price of a BCH derived from the Digital Asset Exchanges that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day calculated by applying a weighting algorithm to the price and trading volume data for the immediately preceding 24-hour period. See our “Overview of Bitcoin Cash—BCH Value—The Index and the Index Price” in our Information Statement for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term BCH Index Price shall mean the Index Price as defined herein.

“Index Provider”—CoinDesk Indices, Inc., formerly known as TradeBlock, Inc., a Delaware corporation that publishes the Index. DCG is the indirect parent company of CoinDesk Indices, Inc. As a result, CoinDesk Indices, Inc. is an affiliate of the Sponsor and the Trust and is considered a related party of the Trust.

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

“Old Index Price”—The volume-weighted average price of a BCH derived from the Digital Asset Exchanges that are reflected in the Index, calculated by applying a weighting algorithm to the price and trading volume data for the immediately preceding 24-hour period as of 4:00 p.m., New York time, on each business day, derived from the selected Digital Asset Exchanges that are reflected in the Index on such trade date.

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

Grayscale Investments, LLC as Sponsor of Grayscale Bitcoin Cash Trust (BCH)

By:	/s/ Michael Sonnenshein
	Name:	Michael Sonnenshein
	Title:	Member of the Board of Directors and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)*

Date: February 10, 2022

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.