Form 10-Q
period 2022-03-31
Grayscale Bitcoin Cash Trust (BCH)
filed 2022-05-06
CIK 1732409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Number of Shares of the registrant outstanding as of May 2, 2022: 34,812,900

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 24.

This Quarterly Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Bitcoin Cash industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements” and “Risk Factors” in Exhibit 99.1 to Amendment No. 4 to the Trust’s Registration Statement on the Form 10 filed with the Securities and Exchange Commission on February 4, 2022 (the “Information Statement”).

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2022	June 30, 2021
Assets:
Investment in Bitcoin Cash, at fair value (cost $117,353 and $108,432 as of March 31, 2022 and June 30, 2021, respectively)	$118,610	$155,466
Total assets	$118,610	$155,466
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$118,610	$155,466
Net Assets consists of:
Paid-in-capital	122,301	111,177
Accumulated net investment loss	(6,003)	(3,122)
Accumulated net realized gain on investment in Bitcoin Cash	1,055	377
Accumulated net change in unrealized appreciation on investment in Bitcoin Cash	1,257	47,034
	$118,610	$155,466
Shares issued and outstanding, no par value (unlimited Shares authorized)	34,812,900	32,434,700
Net asset value per Share	$3.41	$4.79

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of Bitcoin Cash and percentages)

March 31, 2022
	Quantity of Bitcoin Cash	Cost	Fair Value	% of Net Assets
Investment in Bitcoin Cash	314,330.91949799	$117,353	$118,610	100%
Net assets		$117,353	$118,610	100%

June 30, 2021
	Quantity of Bitcoin Cash	Cost	Fair Value	% of Net Assets
Investment in Bitcoin Cash	298,405.98055893	$108,432	$155,466	100%
Net assets		$108,432	$155,466	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor's Fee, related party	646	860	2,881	1,340
Net investment loss	(646)	(860)	(2,881)	(1,340)
Net realized and unrealized (loss) gain from:
Net realized (loss) gain on investment in Bitcoin Cash	(80)	279	678	(161)
Net change in unrealized (depreciation) appreciation on investment in Bitcoin Cash	(13,699)	43,931	(45,777)	61,505
Net realized and unrealized (loss) gain on investment	(13,779)	44,210	(45,099)	61,344
Net (decrease) increase in net assets resulting from operations	$(14,425)	$43,350	$(47,980)	$60,004

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
(Decrease) increase in net assets from operations:
Net investment loss	$(646)	$(860)	$(2,881)	$(1,340)
Net realized (loss) gain on investment in Bitcoin Cash	(80)	279	678	(161)
Net change in unrealized (depreciation) appreciation on investment in Bitcoin Cash	(13,699)	43,931	(45,777)	61,505
Net (decrease) increase in net assets resulting from operations	(14,425)	43,350	(47,980)	60,004
Increase in net assets from capital share transactions:
Shares issued	-	29,527	11,124	89,047
Net increase in net assets resulting from capital share transactions	-	29,527	11,124	89,047
Total (decrease) increase in net assets from operations and capital share transactions	(14,425)	72,877	(36,856)	149,051
Net assets:
Beginning of period	133,035	81,859	155,466	5,685
End of period	$118,610	$154,736	$118,610	$154,736
Change in Shares outstanding:
Shares outstanding at beginning of period	34,812,900	25,697,000	32,434,700	2,725,300
Shares issued	-	6,078,600	2,378,200	29,050,300
Net increase in Shares	-	6,078,600	2,378,200	29,050,300
Shares outstanding at end of period	34,812,900	31,775,600	34,812,900	31,775,600

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

Grayscale Investments LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT), Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Chainlink Trust (LINK), Grayscale Decentraland Trust (MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT), Grayscale Solana Trust (SOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC, Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Litecoin Trust (LTC), and Grayscale Digital Large Cap Fund LLC. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2022 and June 30, 2021 and results of operations for the three and nine months ended March 31, 2022 and 2021 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2021 included in the Trust’s Information Statement.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investment in BCH	$118,610	$118,610	$-	$-
June 30, 2021
Assets
Investment in BCH	$155,466	$-	$155,466	$-

3. Fair Value of Bitcoin Cash

BCH is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2022 and June 30, 2021, the Trust held 314,330.91949799 and 298,405.98055893 BCH, respectively.

The Trust determined the fair value per BCH to be $377.34 and $520.99 on March 31, 2022 and June 30, 2021, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of BCH and the respective fair value:

(Amounts in thousands, except Bitcoin Cash amounts)	Bitcoin Cash	Fair Value
Balance at June 30, 2020	25,708.08266279	$5,685
BCH contributed	278,010.14128724	92,401
BCH distributed for Sponsor's Fee, related party	(5,312.24339110)	(2,782)
Net change in unrealized appreciation on investment in BCH	-	59,541
Net realized gain on investment in BCH	-	621
Balance at June 30, 2021	298,405.98055893	$155,466
BCH contributed	21,839.80475225	11,124
BCH distributed for Sponsor's Fee, related party	(5,914.86581319)	(2,881)
Net change in unrealized depreciation on investment in BCH	-	(45,777)
Net realized gain on investment in BCH	-	678
Balance at March 31, 2022	314,330.91949799	$118,610

4. Creations and Redemptions of Shares

At March 31, 2022 and June 30, 2021, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of BCH to the Trust or the distribution of BCH by the Trust. The number of BCH required for each creation Basket or redemption Basket is determined by dividing (x) the number of BCH owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of BCH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0090 and 0.0092 of one BCH at March 31, 2022 and June 30, 2021, respectively. The decrease in the number of BCH represented by each Share is primarily a result of the periodic withdrawal of BCH to pay the Sponsor’s Fee.

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

If the Trust were not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets, including forks, airdrops and similar occurrences for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits.

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended March 31, 2022 and June 30, 2021, the Trust did not have a liability for any unrecognized tax amounts. However, the

Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2022 or June 30, 2021.

6. Related Parties

The Trust considers the following entities, their directors, and employees to be related parties of the Trust: DCG, Genesis, Grayscale and CoinDesk Indices, Inc. As of March 31, 2022 and June 30, 2021, 1,786,273 and 1,986,022 Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in BCH, monthly in arrears. The amount of BCH payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of BCH used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of BCH is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2022 and June 30, 2021. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended March 31, 2022 and 2021.

As partial consideration for receipt of the Sponsor’s Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including marketing fees; administrator fees, if any; custodian fees; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act; printing and mailing costs; the costs of maintaining the Trust’s website and applicable license fees (the “Sponsor-paid Expenses”).

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency), any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw from the Digital Asset Account BCH, Incidental Rights and/or IR Virtual Currency in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such BCH, Incidental Rights and/or IR Virtual Currency into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) cause the Trust (or its delegate) to deliver such BCH, Incidental Rights and/or IR Virtual Currency in kind in satisfaction of such Additional Trust Expenses.

For the three months ended March 31, 2022 and 2021, the Trust incurred Sponsor's Fees of $646,110 and $858,907, respectively. For the nine months ended March 31, 2022 and 2021, the Trust incurred Sponsor’s Fees of $2,881,005 and $1,339,930, respectively. As of March 31, 2022 and June 30, 2021, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended March 31, 2022 and 2021, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time.

7. Risks and Uncertainties

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, BCH. Investing in BCH is currently highly speculative and volatile.

The net asset value of the Trust relates primarily to the value of BCH held by the Trust, and fluctuations in the price of BCH could materially and adversely affect an investment in the Shares of the Trust. The price of BCH has a limited history. During such history, BCH prices have been volatile and subject to influence by many factors, including the levels of liquidity. If Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of BCH, including, but not limited to, global BCH supply and demand, theft of BCH from global exchanges or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

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

The Securities and Exchange Commission (the “SEC”) has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ethereum to be securities, and does not currently consider Bitcoin to be a security. The SEC staff also provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the promoters of several other digital assets on the basis that the digital assets in question are securities.

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

To the extent a private key required to access a BCH address is lost, destroyed or otherwise compromised and no backup of the private keys are accessible, the Trust may be unable to access the BCH controlled by the private key and the private key will not be capable of being restored by the Bitcoin Cash Network. The processes by which BCH transactions are settled are dependent on the peer-to-peer network, and as such, the Trust is subject to operational risk. A risk also exists with respect to previously unknown technical vulnerabilities, which may adversely affect the value of BCH.

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

8. Financial Highlights Per Share Performance

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Per Share Data:
Net asset value, beginning of period	$3.82	$3.19	$4.79	$2.09
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.02)	(0.03)	(0.08)	(0.07)
Net realized and unrealized (loss) gain	(0.39)	1.71	(1.30)	2.85
Net (decrease) increase in net assets resulting from operations	(0.41)	1.68	(1.38)	2.78
Net asset value, end of period	$3.41	$4.87	$3.41	$4.87
Total return	-36.90%	456.11%	-36.41%	208.60%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

Ratios of net investment loss and expenses to average net assets have been annualized.

An individual shareholder’s return, ratios, and per Share performance may vary from those presented above based on the timing of Share transactions. The amount shown for a Share outstanding throughout the period may not correlate with the Statement of Operations for the period due to the number of Shares issued in Creations occurring at an operational value derived from an operating metric as defined in the Trust Agreement.

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

10. Subsequent Events

As of the close of business on May 2, 2022 the fair value of BCH determined in accordance with the Trust’s accounting policy was $283.73 per BCH.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under Part II, Item 1A. Risk Factors in this Quarterly Report and under “Risk Factors” or the other sections of the Information Statement.

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds BCH and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of BCH. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on BCH per Share) to reflect the value of BCH held by the Trust, determined by reference to the index price (the “Index Price”), of a BCH in U.S. dollars calculated by applying a weighting algorithm to the price and trading volume data for the immediately preceding 24-hour period as of 4:00 p.m. New York time derived from the selected digital asset exchanges that are reflected in the Index on such trade date, less the Trust’s expenses and other liabilities. To date, the Trust has not met its investment objective and the Shares quoted on OTCQX have not reflected the value of BCH held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial. The Trust is not managed like a business corporation or an active investment vehicle.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended March 31, 2022 and 2021

(All amounts in the following table and the subsequent paragraphs, except Share and per Share, BCH and price of BCH amounts, are in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Net realized and unrealized (loss) gain on investment in Bitcoin Cash	$(13,779)	$44,210	$(45,099)	$61,344
Net (decrease) increase in net assets resulting from operations	$(14,425)	$43,350	$(47,980)	$60,004
Net assets	$118,610	$154,736	$118,610	$154,736

Net realized and unrealized loss on investment in BCH for the three months ended March 31, 2022 was ($13,779), which includes a realized loss of ($80) on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in BCH of ($13,699). Net realized and unrealized loss on investment in BCH for the period was driven by BCH price depreciation from $420.63 per BCH as of December 31, 2021 to $377.34 per BCH as of March 31, 2022. Net decrease in net assets resulting from operations was ($14,425) for the three months ended March 31, 2022, which consisted of the net realized and unrealized loss on investment in BCH, plus the Sponsor’s Fee of $646. Net assets decreased to $118,610 at March 31, 2022, a 11% decrease for the three-month period. The decrease in net assets resulted from the aforementioned BCH price depreciation and the withdrawal of approximately 1,944 BCH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in BCH for the three months ended March 31, 2021 was $44,210, which includes a realized gain of $279 on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in BCH of $43,931. Net realized and unrealized gain on investment in BCH for the period was driven by BCH price appreciation from $341.98 per BCH as of December 31, 2020 to $526.01 per BCH as of March 31, 2021. Net increase in net assets resulting from operations was $43,350 for the three months ended March 31, 2021, which consisted of the net realized and unrealized gain on investment in BCH, less the Sponsor’s Fee of $860. Net assets increased to $154,736 at March 31, 2021, an 89% increase for the three-month period. The increase in net assets resulted from the aforementioned BCH price appreciation and the contribution of approximately 56,486 BCH with a value of $29,527 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 1,684 BCH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in BCH for the nine months ended March 31, 2022 was ($45,099), which includes a realized gain of $678 on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in

BCH of ($45,777). Net realized and unrealized loss on investment in BCH for the period was driven by BCH price depreciation from $520.99 per BCH as of June 30, 2021 to $377.34 per BCH as of March 31, 2022. Net decrease in net assets resulting from operations was ($47,980) for the nine months ended March 31, 2022, which consisted of the net realized and unrealized loss on investment in BCH, plus the Sponsor’s Fee of $2,881. Net assets decreased to $118,610 at March 31, 2022, a 24% decrease for the nine-month period. The decrease in net assets resulted from the aforementioned BCH price depreciation and the withdrawal of approximately 5,915 BCH to pay the foregoing Sponsor's Fee, partially offset by the contribution of approximately 21,840 BCH with a value of $11,124 to the Trust in connection with Share creations during the period.

Net realized and unrealized gain on investment in BCH for the nine months ended March 31, 2021 was $61,344, which includes a realized loss of ($161) on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in BCH of $61,505. Net realized and unrealized gain on investment in BCH for the period was driven by BCH price appreciation from $221.14 per BCH as of June 30, 2020 to $526.01 per BCH as of March 31, 2021. Net increase in net assets resulting from operations was $60,004 for the nine months ended March 31, 2021, which consisted of the net realized and unrealized gain on investment in BCH, less the Sponsor’s Fee of $1,340. Net assets increased to $154,736 at March 31, 2021, a 2,622% increase for the nine-month period. The increase in net assets resulted from the aforementioned BCH price appreciation and the contribution of approximately 271,941 BCH with a value of $89,047 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 3,479 BCH to pay the foregoing Sponsor’s Fee.

Cash Resources and Liquidity

The Trust has not had a cash balance at any time since inception. When selling BCH, Incidental Rights and/or IR Virtual Currency in the Digital Asset Market to pay Additional Trust Expenses, the Sponsor endeavors to sell the exact number of BCH, Incidental Rights and/or IR Virtual Currency needed to pay expenses in order to minimize the Trust’s holdings of assets other than BCH. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Quarterly Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Bitcoin Cash:
Opening balance	316,275	239,368	298,406	25,708
Creations	-	56,486	21,840	271,941
Sponsor's Fee, related party	(1,944)	(1,684)	(5,915)	(3,479)
Closing balance	314,331	294,170	314,331	294,170
Accrued but unpaid Sponsor's Fee, related party	-	-	-	-
Net closing balance	314,331	294,170	314,331	294,170
Number of Shares:
Opening balance	34,812,900	25,697,000	32,434,700	2,725,300
Creations	-	6,078,600	2,378,200	29,050,300
Closing balance	34,812,900	31,775,600	34,812,900	31,775,600

	As of March 31,
	2022	2021
Price of BCH on principal market (1)	$377.34	$526.01
NAV per Share (2)	$3.41	$4.87
Index Price (3)	$377.34	$527.50
Digital Asset Holdings per Share using Index Price (3)	$3.41	$4.88
(1)
The Trust performed an assessment of the principal market at March 31, 2022 and 2021, and identified the principal market as Coinbase Pro.
(2)
As of March 31, 2022 and 2021 the NAV per Share was calculated using the fair value of BCH based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust currently considers its principal market, as of 4:00 p.m., New York time, on the valuation date.

(3)
The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Exchanges. See “—Historical Digital Asset Holdings and BCH Prices” in the Information Statement for further information on the Trust’s Digital Asset Holdings and Digital Asset Holdings per Share. The Digital Asset Exchanges included in the Index as of March 31, 2022 and 2021 were Coinbase Pro, Bitstamp, LMAX Digital and Kraken.

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

As of March 31, 2022, the Trust had a net closing balance with a value of $118,609,629, based on the Index Price (non-GAAP methodology). As of March 31, 2022, the Trust had a total market value of $118,609,629, based on the principal market (Coinbase Pro).

As of March 31, 2021, the Trust had a net closing balance with a total value of $155,174,680, based on the Index Price (non-GAAP methodology). As of March 31, 2021, the Trust had a total market value of $154,736,366, based on the principal market (Coinbase Pro).

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

The following chart illustrates the movement in the Index Price, the Trust’s Digital Asset Holdings per Share based on the Index Price and the Trust’s NAV per Share as calculated in accordance with GAAP from March 1, 2018 (date of the first Creation Basket of the Trust) to March 31, 2022.

The following table illustrates the movements in the Index Price from the beginning of the Trust’s operations on March 1, 2018 to March 31, 2022. Since the beginning of the Trust’s operations, the Index Price has ranged from $76.92 to $1,714.45, with the straight average being $440.71. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
March 1, 2018 (the first Creation Basket of the Trust) to March 31, 2018	$1,013.93	$1,295.40	3/1/2018	$687.85	3/30/2018	$699.12	$738.55
Twelve months ended March 31, 2019	$532.26	$1,714.45	5/6/2018	$76.92	12/15/2018	$167.58	$169.60
Twelve months ended March 31, 2020	$303.33	$504.57	6/26/2019	$166.85	4/1/2019	$220.30	$220.30
Twelve months ended March 31, 2021	$317.44	$746.70	2/15/2021	$208.33	9/23/2020	$527.50	$527.50
Twelve months ended March 31, 2022	$561.48	$1,465.90	5/6/2021	$271.42	3/7/2022	$377.34	$377.34
March 1, 2018 (the first Creation Basket of the Trust) to March 31, 2022	$440.71	$1,714.45	5/6/2018	$76.92	12/15/2018	$377.34	$377.34

The following table illustrates the movements in the Digital Asset Market price of BCH, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on March 1, 2018 to March 31, 2022. Since the beginning of the Trust’s operations, the price of BCH has ranged from $76.78 to $1,719.00, with the straight average being $441.25.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
March 1, 2018 (the first Creation Basket of the Trust) to March 31, 2018	$1,014.30	$1,295.00	3/1/2018	$687.52	3/30/2018	$700.08	$687.52
Twelve months ended March 31, 2019	$534.20	$1,719.00	5/6/2018	$76.78	12/15/2018	$167.54	$169.40
Twelve months ended March 31, 2020	$303.41	$505.37	6/26/2019	$166.94	4/1/2019	$220.15	$220.15
Twelve months ended March 31, 2021	$317.60	$746.30	2/15/2021	$208.40	9/23/2020	$526.01	$526.01
Twelve months ended March 31, 2022	$561.50	$1,465.48	5/6/2021	$270.99	3/7/2022	$377.34	$377.34
March 1, 2018 (the first Creation Basket of the Trust) to March 31, 2022	$441.25	$1,719.00	5/6/2018	$76.78	12/15/2018	$377.34	$377.34

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding DCG’s, the parent company of the Sponsor, open market purchases of Shares of Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG) on a monthly basis during the three months ended March 31, 2022:

Period	(a) Total Number of Shares of BCHG Purchased	(b) Average Price Paid per Share of BCHG	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
January 1, 2022 - January 31, 2022	-	$-	-	$200.0
February 1, 2022 - February 28, 2022	-	-	-	200.0
March 1, 2022 - March 31, 2022	-	-	-	200.0
Total	-	$-	-	$200.0

(1)

On March 2, 2022, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1*

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

31.2*

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Basket”—A block of 100 Shares.

“Basket Amount”—On any trade date, the number of BCH required as of such trade date for each Creation Basket, as determined by dividing (x) the number of BCH owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the number of BCH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one BCH (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

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

“Blockchain” or “Bitcoin Cash Blockchain”—The public transaction ledger of the Bitcoin Cash Network on which transactions in Bitcoin Cash are recorded.

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

“Index Provider”—CoinDesk Indices, Inc., a Delaware corporation that publishes the Index. DCG is the indirect parent company of CoinDesk Indices, Inc. As a result, CoinDesk Indices, Inc. is an affiliate of the Sponsor and the Trust and is considered a related party of the Trust.

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

“Sponsor”—Grayscale Investments, LLC.

“Sponsor-paid Expenses”—The fees and expenses incurred by the Trust in the ordinary course of its affairs that the Sponsor is obligated to assume and pay, excluding taxes, but including: (i) the Marketing Fee, (ii) the Administrator Fee, (iii) the Custodian Fee and fees for any other security vendor engaged by the Trust, (iv) the Transfer Agent fee, (v) the Trustee fee, (vi) the fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year, (vii) ordinary course, legal fees and expenses, (viii) audit fees, (ix) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act, (x) printing and mailing costs, (xi) costs of maintaining the Trust’s website and (xii) applicable license fees.

“Sponsor’s Fee”—A fee, payable in BCH, which accrues daily in U.S. dollars at an annual rate of 2.5% of the Digital Asset Holdings Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation of the Sponsor’s Fee will be based on the Digital Asset Holdings Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date.

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

Date: May 6, 2022

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.