Form 10-Q
period 2022-12-31
Grayscale Bitcoin Cash Trust (BCH)
filed 2023-02-08
CIK 1732409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

Number of Shares of the registrant outstanding as of February 2, 2023: 34,812,900

Grayscale® BITCOIN CASH Trust (BCH)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Bitcoin Cash Trust (BCH) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 27.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	December 31, 2022	June 30, 2022
Assets:
Investment in BCH, at fair value (cost $115,163 and $116,624 as of December 31, 2022 and June 30, 2022, respectively)	$30,106	$31,213
Total assets	$30,106	$31,213
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$30,106	$31,213
Net Assets consists of:
Paid-in-capital	122,301	122,301
Accumulated net investment loss	(6,906)	(6,452)
Accumulated net realized (loss) gain on investment in BCH	(232)	775
Accumulated net change in unrealized depreciation on investment in BCH	(85,057)	(85,411)
	$30,106	$31,213
Shares issued and outstanding, no par value (unlimited Shares authorized)	34,812,900	34,812,900
Net asset value per Share	$0.86	$0.90

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of BCH and percentages)

December 31, 2022
	Quantity of BCH	Cost	Fair Value	% of Net Assets
Investment in BCH	308,465.51466494	$115,163	$30,106	100%
Net assets		$115,163	$30,106	100%

June 30, 2022
	Quantity of BCH	Cost	Fair Value	% of Net Assets
Investment in BCH	312,377.75996478	$116,624	$31,213	100%
Net assets		$116,624	$31,213	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor's Fee, related party	214	1,109	454	2,235
Net investment loss	(214)	(1,109)	(454)	(2,235)
Net realized and unrealized loss from:
Net realized (loss) gain on investment in BCH	(515)	363	(1,007)	758
Net change in unrealized (depreciation) appreciation on investment in BCH	(7,213)	(24,547)	354	(32,078)
Net realized and unrealized loss on investment	(7,728)	(24,184)	(653)	(31,320)
Net decrease in net assets resulting from operations	$(7,942)	$(25,293)	$(1,107)	$(33,555)

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Decrease in net assets from operations:
Net investment loss	$(214)	$(1,109)	$(454)	$(2,235)
Net realized (loss) gain on investment in BCH	(515)	363	(1,007)	758
Net change in unrealized (depreciation) appreciation on investment in BCH	(7,213)	(24,547)	354	(32,078)
Net decrease in net assets resulting from operations	(7,942)	(25,293)	(1,107)	(33,555)
Increase in net assets from capital share transactions:
Shares issued	-	-	-	11,124
Net increase in net assets resulting from capital share transactions	-	-	-	11,124
Total decrease in net assets from operations and capital share transactions	(7,942)	(25,293)	(1,107)	(22,431)
Net assets:
Beginning of period	38,048	158,328	31,213	155,466
End of period	$30,106	$133,035	$30,106	$133,035
Change in Shares outstanding:
Shares outstanding at beginning of period	34,812,900	34,812,900	34,812,900	32,434,700
Shares issued	-	-	-	2,378,200
Net increase in Shares	-	-	-	2,378,200
Shares outstanding at end of period	34,812,900	34,812,900	34,812,900	34,812,900

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

Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Chainlink Trust (LINK) (OTCQB: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQB: GLIV), Grayscale Solana Trust (SOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Trust (BTC), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE: GFOF) product.

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Genesis Global Trading, Inc. (“Genesis” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of DCG, was the only Authorized Participant prior to October 3, 2022 and was party to a participant agreement with the Sponsor and the Trust. Effective October 3, 2022, Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. As a result, since October 3, 2022, Genesis has no longer acted as an Authorized Participant of the Trust, but serves as a Liquidity Provider to Grayscale Securities. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. The Authorized Participant(s) may engage additional Liquidity Providers at any time.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2022 and June 30, 2022 and results of operations for the three and six months ended December 31, 2022 and 2021 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2022 included in the Trust’s Annual Report on Form 10-K.

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

The Trust only receives BCH in connection with a creation order from the Authorized Participant (or its Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Trust, through its Authorized Participant(s), or a Liquidity Provider on behalf of the Authorized Participant(s), may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that follow anti-money laundering (“AML”) and know-your-customer (“KYC”) procedures, and non-Digital Asset Exchange Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

Second, the Trust sorts these Digital Asset Markets from high to low by market-based volume and level of activity of BCH traded on each Digital Asset Market in the trailing twelve months.

Third, the Trust then reviews pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

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

The cost basis of BCH received in connection with a creation order is recorded by the Trust at the fair value of BCH at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investment in BCH	$30,106	$30,106	$-	$-
June 30, 2022
Assets
Investment in BCH	$31,213	$31,213	$-	$-

3. Fair Value of BCH

BCH is held by the Custodian on behalf of the Trust and is carried at fair value. As of December 31, 2022 and June 30, 2022, the Trust held 308,465.51466494 and 312,377.75996478 BCH, respectively.

The Trust determined the fair value per BCH to be $97.60 and $99.92 on December 31, 2022 and June 30, 2022, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of BCH and the respective fair value:

(Amounts in thousands, except BCH amounts)	Quantity	Fair Value
Balance at June 30, 2021	298,405.98055893	$155,466
BCH contributed	21,839.80475225	11,124
BCH distributed for Sponsor's Fee, related party	(7,868.02534640)	(3,330)
Net change in unrealized depreciation on investment in BCH	-	(132,445)
Net realized gain on investment in BCH	-	398
Balance at June 30, 2022	312,377.75996478	$31,213
BCH contributed	-	-
BCH distributed for Sponsor's Fee, related party	(3,912.24529984)	(454)
Net change in unrealized appreciation on investment in BCH	-	354
Net realized loss on investment in BCH	-	(1,007)
Balance at December 31, 2022	308,465.51466494	$30,106

4. Creations and Redemptions of Shares

At December 31, 2022 and June 30, 2022, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of BCH to the Trust or the distribution of BCH by the Trust. The number of BCH required for each creation Basket or redemption Basket is determined by dividing (x) the number of BCH owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of BCH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0089 and 0.0090 of one BCH at December 31, 2022 and June 30, 2022, respectively. The decrease in the number of BCH represented by each Share is primarily a result of the periodic withdrawal of BCH to pay the Sponsor’s Fee.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended December 31, 2022 and June 30, 2022, the Trust did not have a liability for any unrecognized tax amounts. However, the

Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2022 or June 30, 2022.

6. Related Parties

The Trust considers the following entities, their directors, and certain employees to be related parties of the Trust: DCG, Genesis, Grayscale, Grayscale Securities and CoinDesk Indices, Inc. As of both December 31, 2022 and June 30, 2022, 1,786,273 Shares of the Trust were held by related parties of the Trust.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in BCH, monthly in arrears. The amount of BCH payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of BCH used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of BCH is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of December 31, 2022 and June 30, 2022. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended December 31, 2022 and 2021.

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

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency), any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw from the Digital Asset Account BCH, Incidental Rights and/or IR Virtual Currency in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such BCH, Incidental Rights and/or IR Virtual Currency into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such BCH, Incidental Rights and/or IR Virtual Currency in kind to the Sponsor in satisfaction of such Additional Trust Expenses.

For the three months ended December 31, 2022 and 2021, the Trust incurred Sponsor’s Fees of $213,026 and $1,109,385, respectively. For the six months ended December 31, 2022 and 2021, the Trust incurred Sponsor’s Fees of $453,240 and $2,234,895, respectively. As of December 31, 2022 and June 30, 2022, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended December 31, 2022 and 2021, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

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

ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through December 31, 2022, DCG did not purchase any Shares of the Trust under this authorization.

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

The Trust relies on third party service providers to perform certain functions essential to its operations. Any disruptions to the Trust’s service providers’ business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust.

8. Financial Highlights Per Share Performance

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Per Share Data:
Net asset value, beginning of period	$1.09	$4.55	$0.90	$4.79
Net decrease in net assets from investment operations:
Net investment loss	(0.01)	(0.03)	(0.01)	(0.06)
Net realized and unrealized loss	(0.22)	(0.70)	(0.03)	(0.91)
Net decrease in net assets resulting from operations	(0.23)	(0.73)	(0.04)	(0.97)
Net asset value, end of period	$0.86	$3.82	$0.86	$3.82
Total return	-21.10%	-16.04%	-4.44%	-20.25%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

As of the close of business on February 2, 2023, the fair value of BCH determined in accordance with the Trust’s accounting policy was $139.72 per BCH.

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

Effective October 3, 2022, the Sponsor entered into a Participant Agreement with Grayscale Securities, a wholly owned subsidiary of the Sponsor and an affiliate and related party of the Trust, pursuant to which Grayscale Securities has agreed to act as an Authorized Participant of the Trust. The Participant Agreement provides the procedures for the creation of Shares of the Trust through the Authorized Participant, which are substantially similar to the procedures for the creation of Shares set forth in the Trust’s prior participant agreement with Genesis, except that the Authorized Participant may engage a Liquidity Provider to source BCH on behalf of the Authorized Participant in connection with the creation of Shares. Since October 3, 2022, Grayscale Securities is the only acting Authorized Participant of the Trust. Grayscale Securities has engaged Genesis as a Liquidity Provider. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

The Trust only receives BCH in connection with a creation order from the Authorized Participant (or its Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Trust, through its Authorized Participant(s), or a Liquidity Provider on behalf of the Authorized Participant(s), may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary. In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•
First, the Trust reviews a list of Digital Asset Markets that follow anti-money laundering (“AML”) and know-your-customer (“KYC”) procedures, and non-Digital Asset Exchange Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

•
Second, the Trust sorts these Digital Asset Markets from high to low by market-based volume and activity of BCH traded on each Digital Asset Market in the trailing twelve months.
•
Third, the Trust then reviews pricing fluctuations and the degree of variances in price on Digital Asset Markets to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.
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

The cost basis of BCH received in connection with a creation order is recorded by the Trust at the fair value of BCH at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended December 31, 2022 and 2021

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, BCH and price of BCH amounts, are in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Net realized and unrealized loss on investment in BCH	$(7,728)	$(24,184)	$(653)	$(31,320)
Net decrease in net assets resulting from operations	$(7,942)	$(25,293)	$(1,107)	$(33,555)
Net assets	$30,106	$133,035	$30,106	$133,035

Net realized and unrealized loss on investment in BCH for the three months ended December 31, 2022 was ($7,728), which includes a realized loss of ($515) on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in BCH of ($7,213). Net realized and unrealized loss on investment in BCH for the period was driven by BCH price depreciation from $122.57 per BCH as of September 30, 2022 to $97.60 per BCH as of December 31, 2022. Net decrease in net assets resulting from operations was ($7,942) for the three months ended December 31, 2022, which consisted of the net realized and unrealized loss on investment in BCH, plus the Sponsor’s Fee of $214. Net assets decreased to $30,106 at December 31, 2022, a 21% decrease for the three-month period. The decrease in net assets resulted from the aforementioned BCH price depreciation and the withdrawal of approximately 1,949 BCH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in BCH for the three months ended December 31, 2021 was ($24,184), which includes a realized gain of $363 on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in BCH of ($24,547). Net realized and unrealized loss on investment in BCH for the period was driven by BCH price depreciation from $497.46 per BCH as of September 30, 2021 to $420.63 per BCH as of December 31, 2021. Net decrease in net assets resulting from operations was ($25,293) for the three months ended December 31, 2021, which consisted of the net realized and unrealized loss on investment in BCH, plus the Sponsor’s Fee of $1,109. Net assets decreased to $133,035 at December 31, 2021, a 16% decrease for the three-month period. The decrease in net assets resulted from the aforementioned BCH price depreciation and the withdrawal of approximately 1,999 BCH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in BCH for the six months ended December 31, 2022 was ($653), which includes a realized loss of ($1,007) on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in BCH of $354. Net realized and unrealized loss on investment in BCH for the period was driven by BCH price depreciation from $99.92 per BCH as of June 30, 2022 to $97.60 per BCH as of December 31, 2022. Net decrease in net assets resulting from operations was ($1,107) for the six months ended December 31, 2022, which consisted of the net realized and unrealized loss on investment in BCH, plus the Sponsor’s Fee of $454. Net assets decreased to $30,106 at December 31, 2022, a 4% decrease for the period. The decrease in net assets resulted from the aforementioned BCH price depreciation and the withdrawal of approximately 3,912 BCH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in BCH for the six months ended December 31, 2021 was ($31,320), which includes a realized gain of $758 on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in BCH of ($32,078). Net realized and unrealized loss on investment in BCH for the period was driven by BCH price depreciation from $520.99 per BCH as of June 30, 2021 to $420.63 per BCH as of December 31, 2021. Net decrease in net assets resulting from operations was ($33,555) for the six months ended December 31, 2021, which consisted of the net realized and unrealized loss on investment in BCH, plus the Sponsor’s Fee of $2,235. Net assets decreased to $133,035 at December 31, 2021, a 14% decrease for the period. The decrease in net assets resulted from aforementioned BCH price depreciation and the withdrawal of approximately 3,971 BCH to pay the foregoing Sponsor’s Fee, partially offset by the contribution of approximately 21,840 BCH with a value of $11,124 to the Trust in connection with Share creations during the period.

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

Selected Operating Data

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(All BCH balances are rounded to the nearest whole BCH)
Bitcoin Cash:
Opening balance	310,415	318,274	312,378	298,406
Creations	-	-	-	21,840
Sponsor's Fee, related party	(1,949)	(1,999)	(3,912)	(3,971)
Closing balance	308,466	316,275	308,466	316,275
Accrued but unpaid Sponsor's Fee, related party	-	-	-	-
Net closing balance	308,466	316,275	308,466	316,275
Number of Shares:
Opening balance	34,812,900	34,812,900	34,812,900	32,434,700
Creations	-	-	-	2,378,200
Closing balance	34,812,900	34,812,900	34,812,900	34,812,900

	As of December 31,
	2022	2021
Price of BCH on principal market(1)	$97.60	$420.63
NAV per Share(2)	$0.86	$3.82
Index Price	$97.57	$420.55
Digital Asset Holdings per Share(3)	$0.86	$3.82

(1)
The Trust performed an assessment of the principal market at December 31, 2022 and 2021, and identified the principal market as Coinbase Pro.
(2)
As of December 31, 2022 and 2021 the NAV per Share was calculated using the fair value of BCH based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust currently considers its principal market, as of 4:00 p.m., New York time, on the valuation date.
(3)
The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Overview of the BCH Industry and Market—BCH Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. Effective November 10, 2022, the Index Provider removed FTX.US from the Index due to FTX’s announcement that trading on the exchange may be halted, which would impact FTX’s ability to reliably publish trade prices and volumes on a real-time basis through APIs, and did not add any Constituent Exchanges as part of its review. The Digital Asset Exchanges used to calculate the Index Price as of December 31, 2022 and 2021 were Coinbase Pro, Bitstamp, Kraken, and LMAX Digital. Effective January 28, 2023, the Index Provider removed LMAX Digital from the Index due to the exchange failing the minimum liquidity requirement, and added Cboe Digital as a Constituent Exchange due to the exchange meeting the minimum liquidity requirement as part of its scheduled quarterly review. See “Item 1. Business—Valuation of BCH and Determination of the Trust’s Digital Asset Holdings” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s Digital Asset Holdings per Share.

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

As of December 31, 2022, the Trust had a net closing balance with a value of $30,096,980, based on the Index Price (non-GAAP methodology). As of December 31, 2022, the Trust had a total market value of $30,106,234, based on the principal market (Coinbase Pro).

As of December 31, 2021, the Trust had a net closing balance with a total value of $133,009,294, based on the Index Price (non-GAAP methodology). As of December 31, 2021, the Trust had a total market value of $133,034,596, based on the principal market (Coinbase Pro).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share versus the Index Price and the Trust’s NAV per Share from March 1, 2018 to December 31, 2022.

The following table illustrates the movements in the Index Price from the beginning of the Trust’s operations on March 1, 2018 to December 31, 2022. Since the beginning of the Trust’s operations, the Index Price has ranged from $76.92 to $1,714.45, with the straight average being $396.00 through December 31, 2022. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
March 1, 2018 (the inception of the Trust's operations) to December 31, 2018	$697.55	$1,714.45	5/6/2018	$76.92	12/15/2018	$149.42	$149.42
Twelve months ended December 31, 2019	$259.79	$504.57	6/26/2019	$109.25	1/28/2019	$201.84	$201.84
Twelve months ended December 31, 2020	$269.73	$493.55	2/14/2020	$167.84	3/16/2020	$341.86	$341.86
Twelve months ended December 31, 2021	$604.46	$1,465.90	5/6/2021	$340.21	1/1/2021	$420.55	$420.55
Twelve months ended December 31, 2022	$197.57	$445.98	1/2/2022	$96.49	12/30/2022	$97.57	$96.49
March 1, 2018 (the inception of the Trust's operations) to December 31, 2022	$396.00	$1,714.45	5/6/2018	$76.92	12/15/2018	$97.57	$96.49

The following table illustrates the movements in the Digital Asset Market price of BCH, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on March 1, 2018 to December 31, 2022. Since the beginning of the Trust’s operations, the price of BCH has ranged from $76.78 to $1,719.00, with the straight average being $396.46 through December 31, 2022.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
March 1, 2018 (the inception of the Trust's operations) to December 31, 2018	$699.89	$1,719.00	5/6/2018	$76.78	12/15/2018	$149.40	$149.40
Twelve months ended December 31, 2019	$259.88	$505.37	6/26/2019	$109.31	1/28/2019	$202.00	$202.00
Twelve months ended December 31, 2020	$269.71	$493.09	2/14/2020	$168.00	3/16/2020	$341.98	$341.98
Twelve months ended December 31, 2021	$604.64	$1,465.48	5/6/2021	$340.17	1/1/2021	$420.63	$420.63
Twelve months ended December 31, 2022	$197.57	$445.80	1/2/2022	$96.47	12/30/2022	$97.60	$96.47
March 1, 2018 (the inception of the Trust's operations) to December 31, 2022	$396.46	$1,719.00	5/6/2018	$76.78	12/15/2018	$97.60	$96.47

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K, except as set forth below.

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

Beginning in the fourth quarter of 2021 and continuing throughout 2022, digital asset prices began falling precipitously, with the price of BCH falling by nearly 83% from November 30, 2021 to December 31, 2022. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including digital asset exchanges, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each declared bankruptcy. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX, the third largest Digital Asset Exchange by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and several affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. FTX is also under investigation by the SEC, the Justice Department, and the Commodity Futures Trading Commission, as well as by various regulatory authorities in the Bahamas, Europe and other jurisdictions. In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity, and regulatory and enforcement scrutiny has increased, including from the DOJ, the SEC, the CFTC, the White House and Congress. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Holdco, LLC (“Genesis Holdco”), both of which are digital asset lenders. The SEC also brought charges against Genesis Global Capital, LLC, a subsidiary of Genesis Holdco, and Gemini Trust Company, LLC on January 12, 2023 for their alleged unregistered offer and sale of securities to retail investors.

Genesis Holdco, together with certain of its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2023. While Genesis Holdco is not a service provider to the Trust, it is an affiliate of Genesis Global Trading, Inc., which acts as a Liquidity Provider to the Authorized Participant of the Trust, is a wholly owned subsidiary of DCG, and is an affiliate of the Trust and the Sponsor. The Liquidity Provider sources digital assets on behalf of the Authorized Participant in connection with the creation of Shares. As such, if Genesis Holdco’s bankruptcy, including the potential sale or transfer of the Liquidity Provider’s equity and/or assets as part of the bankruptcy negotiations, has a negative impact on the Liquidity Provider’s ability to act in such capacity, the Authorized Participant may be required to replace the Liquidity Provider, which could negatively impact the Trust’s ability to create new Shares.

These events have led to significant negative publicity around digital asset market participants including DCG, Genesis and DCG's other affiliated entities. This publicity could negatively impact the reputation of the Sponsor and have an adverse effect on the trading price and/or the value of the Shares. Moreover, sales of a significant number of Shares of the Trust as a result of these events could have a negative impact on the trading price of the Shares.

These events are continuing to develop at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to the Sponsor, the Trust, their affiliates and/or the Trust’s third party service providers, or on the digital asset industry as a whole. Continued disruption and instability in the digital asset markets as these events develop, including further declines in the trading prices and liquidity of BCH, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The Trust relies on third party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose a challenge to the safekeeping of the Trust’s BCH and to the operations of the Trust.

The Trust relies on the Custodian, the Authorized Participant and other third party service providers to perform certain functions essential to managing the affairs of the Trust. In addition, the Authorized Participant relies on the Liquidity Provider to source BCH in connection with the creation of Shares. Any disruptions to such service providers’ business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust and require the Sponsor to replace such service provider. Moreover, the Sponsor could decide to replace a service provider to the Trust, or the Authorized Participant may decide to replace the Liquidity Provider for other reasons.

If the Sponsor decides, or is required, to replace Coinbase Custody Trust Company, LLC as the custodian of the Trust’s BCH, transferring maintenance responsibilities of the Digital Asset Account to another party will likely be complex and could subject the Trust’s BCH to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

Moreover, the legal rights of customers with respect to digital assets held on their behalf by a third-party custodian, such as the Custodian, in insolvency proceedings are currently uncertain. The Custody Agreement contains an agreement by the parties to treat the digital assets credited to the Trust’s Digital Asset Account as financial assets under Article 8 of the Uniform Commercial Code (“Article 8”), in addition to stating that the Custodian will serve as fiduciary and custodian on the Trust’s behalf. The Custodian’s parent, Coinbase Global Inc., has stated in its most recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Custodian became subject to insolvency proceedings and a court were to rule that the custodied digital assets were part of the Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Custodian’s insolvency proceedings and the Trust would be subject to the loss of all or a significant portion of its assets.

To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian, the Sponsor may be required to terminate the Trust and liquidate the Trust’s BCH. In addition, to the extent that the Sponsor finds a suitable party and must enter into a modified Custodian Agreement that is less favorable for the Trust or Sponsor and/or transfer the Trust’s assets in a relatively short time period, the safekeeping of the Trust’s BCH may be adversely affected, which may in turn adversely affect value of the Shares. Likewise, if the Sponsor and/or the Authorized Participant is required to replace any other service provider, they may not be able to find a party willing to serve in such capacity in a timely manner or at all. If the Sponsor decides, or is required, to replace the Authorized Participant and/or if the Authorized Participant decides, or is required, to replace the Liquidity Provider, this could negatively impact the Trust’s ability to create new Shares, which would impact the Shares’ liquidity and could have a negative impact on the value of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG) by DCG, the parent company of the Sponsor, on a monthly basis during the three months ended December 31, 2022:

Period	(a) Total Number of Shares of BCHG Purchased	(b) Average Price Paid per Share of BCHG	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
October 1, 2022 - October 31, 2022	-	$-	-	$200.0
November 1, 2022 - November 30, 2022	-	-	-	200.0
December 1, 2022 - December 31, 2022	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through February 2, 2023, DCG did not purchase any Shares of the Trust under this authorization.

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

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022.

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022.

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

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which as of the date of this Quarterly Report, is the only Liquidity Provider of the Authorized Participant.

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

“Liquidity Provider”—A service provider engaged by an Authorized Participant to source BCH on behalf of the Authorized Participant.

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

Date: February 8, 2023

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.