Form 10-Q
period 2023-09-30
Grayscale Bitcoin Cash Trust (BCH)
filed 2023-11-03
CIK 1732409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Number of Shares of the registrant outstanding as of October 30, 2023: 34,812,900

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

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Bitcoin Cash industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2023, filed with the Securities and Exchange Commission (the “SEC”) on September 1, 2023 (the “Annual Report”), and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2023	June 30, 2023
Assets:
Investment in BCH, at fair value (cost $113,030 and $113,744 as of September 30, 2023 and June 30, 2023, respectively)	$71,383	$92,012
Total assets	$71,383	$92,012
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$71,383	$92,012
Net Assets consists of:
Paid-in-capital	122,301	122,301
Accumulated net investment loss	(7,819)	(7,386)
Accumulated net realized loss on investment in BCH	(1,452)	(1,171)
Accumulated net change in unrealized depreciation on investment in BCH	(41,647)	(21,732)
	$71,383	$92,012
Shares issued and outstanding, no par value (unlimited Shares authorized)	34,812,900	34,812,900
Net asset value per Share	$2.05	$2.64

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of BCH and percentages)

September 30, 2023
	Quantity of BCH	Cost	Fair Value	% of Net Assets
Investment in BCH	302,751.02942064	$113,030	$71,383	100%
Net assets		$113,030	$71,383	100%

June 30, 2023
	Quantity of BCH	Cost	Fair Value	% of Net Assets
Investment in BCH	304,664.86473559	$113,744	$92,012	100%
Net assets		$113,744	$92,012	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,
	2023	2022
Investment income:
Investment income	$-	$-
Expenses:
Sponsor’s Fee, related party	433	240
Net investment loss	(433)	(240)
Net realized and unrealized (loss) gain from:
Net realized loss on investment in BCH	(281)	(492)
Net change in unrealized (depreciation) appreciation on investment in BCH	(19,915)	7,567
Net realized and unrealized (loss) gain on investment	(20,196)	7,075
Net (decrease) increase in net assets resulting from operations	$(20,629)	$6,835

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,
	2023	2022
(Decrease) Increase in net assets from operations:
Net investment loss	$(433)	$(240)
Net realized loss on investment in BCH	(281)	(492)
Net change in unrealized (depreciation) appreciation on investment in BCH	(19,915)	7,567
Net (decrease) increase in net assets resulting from operations	(20,629)	6,835
Increase in net assets from capital share transactions:
Shares issued	-	-
Net increase in net assets resulting from capital share transactions	-	-
Total (decrease) increase in net assets from operations and capital share transactions	(20,629)	6,835
Net assets:
Beginning of period	92,012	31,213
End of period	$71,383	$38,048
Change in Shares outstanding:
Shares outstanding at beginning of period	34,812,900	34,812,900
Shares issued	-	-
Net increase in Shares	-	-
Shares outstanding at end of period	34,812,900	34,812,900

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

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. The Authorized Participant(s) may engage Liquidity Providers from time to time and at any time. Genesis Global Trading, Inc. (“Genesis”), a wholly owned subsidiary of DCG, served as a Liquidity Provider to Grayscale Securities from October 3, 2022 to September 12, 2023. The Authorized Participant has engaged an unaffiliated Liquidity Provider, and intends to engage additional Liquidity Providers who are unaffiliated with the Trust in the future.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2023 and June 30, 2023 and results of operations for the three months ended September 30, 2023 and 2022 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2023 included in the Trust’s Annual Report on Form 10-K.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Assets
Investment in BCH	$71,383	$71,383	$-	$-
June 30, 2023
Assets
Investment in BCH	$92,012	$92,012	$-	$-

3. Fair Value of BCH

BCH is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2023 and June 30, 2023, the Trust held 302,751.02942064 and 304,664.86473559 BCH, respectively.

The Trust determined the fair value per BCH to be $235.78 and $302.01 on September 30, 2023 and June 30, 2023, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of BCH and the respective fair value:

(Amounts in thousands, except BCH amounts)	Quantity	Fair Value
Balance at June 30, 2022	312,377.75996478	$31,213
BCH contributed	-	-
BCH distributed for Sponsor’s Fee, related party	(7,712.89522919)	(934)
Net change in unrealized appreciation on investment in BCH	-	63,679
Net realized loss on investment in BCH	-	(1,946)
Balance at June 30, 2023	304,664.86473559	$92,012
BCH contributed	-	-
BCH distributed for Sponsor’s Fee, related party	(1,913.83531495)	(433)
Net change in unrealized depreciation on investment in BCH	-	(19,915)
Net realized loss on investment in BCH	-	(281)
Balance at September 30, 2023	302,751.02942064	$71,383

4. Creations and Redemptions of Shares

At September 30, 2023 and June 30, 2023, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of BCH to the Trust or the distribution of BCH by the Trust. The number of BCH required for each creation Basket or redemption Basket is determined by dividing (x) the number of BCH owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of BCH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0087 and 0.0088 of one BCH at September 30, 2023 and June 30, 2023, respectively. The decrease in the number of BCH represented by each Share is primarily a result of the periodic withdrawal of BCH to pay the Sponsor’s Fee.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended September 30, 2023 and June 30, 2023, the Trust did not have a liability for any unrecognized tax amounts. However, the

Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2023 or June 30, 2023.

6. Related Parties

The Trust considers the following entities, their directors, and certain employees to be related parties of the Trust: DCG, Genesis, Grayscale, Grayscale Securities and CoinDesk Indices, Inc. As of September 30, 2023 and June 30, 2023, 1,223,441 and 1,443,441 Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in BCH, monthly in arrears. The amount of BCH payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of BCH used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of BCH is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2023 and June 30, 2023. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended September 30, 2023 and 2022.

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

For the three months ended September 30, 2023 and 2022, the Trust incurred Sponsor’s Fees of $433,757 and $240,214, respectively. As of September 30, 2023 and June 30, 2023, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended September 30, 2023 and 2022, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through September 30, 2023, DCG had not purchased any Shares of the Trust under this authorization.

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

In addition, if BCH is in fact a security, the Trust could be considered an unregistered “investment company” under the Investment Company Act of 1940, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act of 1940 at such time, or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

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

8. Financial Highlights Per Share Performance

	Three Months Ended September 30,
	2023	2022
Per Share Data:
Net asset value, beginning of period	$2.64	$0.90
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.01)	(0.01)
Net realized and unrealized (loss) gain	(0.58)	0.20
Net (decrease) increase in net assets resulting from operations	(0.59)	0.19
Net asset value, end of period	$2.05	$1.09
Total return	-22.35%	21.11%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%
Expenses	-2.50%	-2.50%

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

10. Subsequent Events

As of the close of business on October 30, 2023, the fair value of BCH determined in accordance with the Trust’s accounting policy was $245.34 per BCH.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report on Form 10-K for the year ended June 30, 2023.

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

Investment Company Considerations

The Trust is an investment company for GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for BCH in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended September 30, 2023 and 2022

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, BCH and price of BCH amounts, are in thousands)

	Three Months Ended September 30,
	2023	2022
Net realized and unrealized (loss) gain on investment in BCH	$(20,196)	$7,075
Net (decrease) increase in net assets resulting from operations	$(20,629)	$6,835
Net assets	$71,383	$38,048

Net realized and unrealized loss on investment in BCH for the three months ended September 30, 2023 was ($20,196), which includes a realized loss of ($281) on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in BCH of ($19,915). Net realized and unrealized loss on investment in BCH for the period was driven by BCH price depreciation from $302.01 per BCH as of June 30, 2023, to $235.78 per BCH as of September 30, 2023. Net decrease in net assets resulting from operations was ($20,629) for the three months ended September 30, 2023, which consisted of the net realized and unrealized loss on investment in BCH, plus the Sponsor’s Fee of $433. Net assets decreased to $71,383 at September 30, 2023, a 22% decrease for the three-month period. The decrease in net assets resulted from the aforementioned BCH price depreciation and the withdrawal of approximately 1,914 BCH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in BCH for the three months ended September 30, 2022 was $7,075, which includes a realized loss of ($492) on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in BCH of $7,567. Net realized and unrealized gain on investment in BCH for the period was driven by BCH price appreciation from $99.92 per BCH as of June 30, 2022, to $122.57 per BCH as of September 30, 2022. Net increase in net assets resulting from operations was $6,835 for the three months ended September 30, 2022, which consisted of the net realized and unrealized gain on investment in BCH, less the Sponsor’s Fee of $240. Net assets increased to $38,048 at September 30, 2022, a 22% increase for the three-month period. The increase in net assets resulted from the aforementioned BCH price appreciation, partially offset by the withdrawal of approximately 1,963 BCH to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended September 30,
	2023	2022
	(All BCH balances are rounded to the nearest whole BCH)
BCH:
Opening balance	304,665	312,378
Creations	-	-
Sponsor’s Fee, related party	(1,914)	(1,963)
Closing balance	302,751	310,415
Accrued but unpaid Sponsor’s Fee, related party	-	-
Net closing balance	302,751	310,415
Number of Shares:
Opening balance	34,812,900	34,812,900
Creations	-	-
Closing balance	34,812,900	34,812,900

	As of September 30,
	2023	2022
Price of BCH on principal market(1)	$235.78	$122.57
NAV per Share(2)	$2.05	$1.09
Index Price	$235.63	$122.59
Digital Asset Holdings per Share(3)	$2.05	$1.09

(1)
The Trust performed an assessment of the principal market at September 30, 2023 and 2022, and identified the principal market as Coinbase.
(2)
As of September 30, 2023 and 2022, the NAV per Share was calculated using the fair value of BCH based on the price provided by Coinbase, the Digital Asset Exchange that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.
(3)
The Trust’s Digital Asset Holdings per Share is derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Overview of the BCH Industry and Market—BCH Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Exchanges included in the Index as of September 30, 2023 were Coinbase, Cboe Digital, Kraken and Bitstamp. Effective October 28, 2023, the Index Provider removed Cboe Digital from the Index due to the exchange failing the Index Provider’s minimum liquidity requirement, and did not add any Constituent Exchanges as part of its scheduled quarterly review. The Digital Asset Exchanges included in the Index as of September 30, 2022 were Coinbase, Bitstamp, Kraken, LMAX Digital and FTX.US. See “Item 1. Business—Valuation of BCH and Determination of Digital Asset Holdings” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s Digital Asset Holdings per Share.

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

As of September 30, 2023, the Trust had a net closing balance with a value of $71,337,225, based on the Index Price (non-GAAP methodology). As of September 30, 2023, the Trust had a total market value of $71,382,637, based on the principal market (Coinbase).

As of September 30, 2022, the Trust had a net closing balance with a value of $38,053,833, based on the Index Price (non-GAAP methodology). As of September 30, 2022, the Trust had a total market value of $38,047,625, based on the principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share versus the Index Price and the Trust’s NAV per Share from March 1, 2018 to September 30, 2023. For more information on the determination of the Trust’s Digital Asset Holdings, see “Item 1. Business—Overview of the BCH Industry and Market—BCH Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K.

The following table illustrates the movements in the Index Price from October 1, 2018 to September 30, 2023. During such period, the Index Price has ranged from $76.92 to $1,465.90, with the straight average being $306.46 through September 30, 2023. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended September 30, 2019	$282.75	$611.35	11/7/2018	$76.92	12/15/2018	$226.38	$226.38
Twelve months ended September 30, 2020	$258.97	$493.55	2/14/2020	$167.84	3/16/2020	$225.73	$225.73
Twelve months ended September 30, 2021	$533.52	$1,465.90	5/6/2021	$217.58	10/2/2020	$498.26	$498.26
Twelve months ended September 30, 2022	$309.86	$712.21	11/9/2021	$98.31	7/12/2022	$122.59	$122.59
Twelve months ended September 30, 2023	$147.33	$302.28	6/30/2023	$96.49	12/30/2022	$235.63	$236.68
October 1, 2018 to September 30, 2023	$306.46	$1,465.90	5/6/2021	$76.92	12/15/2018	$235.63	$236.68

The following table illustrates the movements in the Digital Asset Market price of BCH, as reported on the Trust’s principal market, from October 1, 2018 to September 30, 2023. During such period, the price of BCH has ranged from $76.78 to $1,465.48, with the straight average being $306.90 through September 30, 2023.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2019	$284.83	$611.87	11/7/2018	$76.78	12/15/2018	$226.36	$226.36
Twelve months ended September 30, 2020	$258.96	$493.09	2/14/2020	$168.00	3/16/2020	$225.60	$225.60
Twelve months ended September 30, 2021	$533.69	$1,465.48	5/6/2021	$217.41	10/2/2020	$497.46	$497.46
Twelve months ended September 30, 2022	$309.86	$712.49	11/9/2021	$98.19	7/12/2022	$122.57	$122.57
Twelve months ended September 30, 2023	$147.32	$302.01	6/30/2023	$96.47	12/30/2022	$235.78	$236.65
October 1, 2018 to September 30, 2023	$306.90	$1,465.48	5/6/2021	$76.78	12/15/2018	$235.78	$236.65

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share from August 18, 2020 to September 30, 2023.

BCHG Premium/(Discount): BCHG Share Price vs. Digital Asset Holdings per Share ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s Digital Asset Holdings per Share from August 18, 2020 to September 30, 2023.

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

On July 10, 2023, the Sponsor, Fir Tree, and 210K Capital entered into a Settlement Agreement which resolved the Demands, in which the Sponsor and Grayscale Bitcoin Trust agreed to voluntarily produce certain books and records in response to the Demands without any admission of liability or fault, without conceding the shareholders’ entitlement to any information, and without the payment of any money. On September 21, 2023, Fir Tree and 210K Capital filed stipulations of dismissal for the Demands.

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

In October 2021, NYSE Arca filed a proposal with the SEC pursuant to Rule 19b-4 under the Exchange Act for a rule change to list the Shares of Grayscale Bitcoin Trust on NYSE Arca as an exchange traded product, and on June 29, 2022, the SEC issued a final order disapproving NYSE Arca’s proposed rule change. On June 29, 2022, the Sponsor filed a petition for review of the SEC’s final order in the United States Court of Appeals for the District of Columbia Circuit. On August 29, 2023, the D.C. Circuit Court of Appeals granted the Sponsor’s petition and vacated the SEC’s order as arbitrary and capricious. The SEC did not seek panel rehearing, or rehearing en banc. On October 23, 2023, the D.C. Circuit Court of Appeals remanded the matter to the SEC. There is no guarantee that the ruling by the D.C. Circuit Court of Appeals will ultimately result in approval of NYSE Arca’s 19b-4 application to list the shares of Grayscale Bitcoin Trust on NYSE Arca as an exchange traded product.

On March 6, 2023, Alameda Research, Ltd. (“Alameda”) filed a suit against the Sponsor, DCG, Michael Sonnenshein and Barry Silbert in the Court of Chancery of the State of Delaware alleging various breach of contract and fiduciary duty claims, including that the defendants had breached the terms of the trust agreements for the Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH) for failing to reduce the Sponsor’s fees and operate a redemption program (the “Initial Complaint”). On April 4, 2023, the Sponsor, DCG, Michael Sonnenshein and Barry Silbert moved to dismiss the Alameda complaint. On May 19, 2023, the Sponsor filed a brief in support of its motion to dismiss. On September 15, 2023, Alameda filed an amended complaint alleging breach of contract and fiduciary duty claims concerning the Sponsor’s purported failure to operate a redemption program that are substantially similar to those alleged in the Initial Complaint. The Amended Complaint eliminated certain causes of action asserted in the Initial Complaint concerning purported breaches of the terms of the trust agreements and breaches of fiduciary duty based on the Sponsor’s fees for the Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH). The Sponsor believes this lawsuit is without merit and intends to vigorously defend against it.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG) by DCG, the parent company of the Sponsor, on a monthly basis during the three months ended September 30, 2023:

Period	(a) Total Number of Shares of BCHG Purchased	(b) Average Price Paid per Share of BCHG	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1, 2023 - July 31, 2023	-	$-	-	$200.0
August 1, 2023 - August 31, 2023	-	-	-	200.0
September 1, 2023 - September 30, 2023	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (OTCQX: GBTC), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through October 30, 2023, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

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

“Digital Asset Holdings”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses) calculated in the manner set forth under “Item 1. Business—Valuation of BCH and Determination of Digital Asset Holdings” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Trust’s NAV, as calculated in accordance with GAAP.

“Digital Asset Holdings Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of BCH and Determination of Digital Asset Holdings” in our Annual Report.

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

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which served as a Liquidity Provider of the Authorized Participant from October 3, 2022 to September 12, 2023.

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

Date: November 3, 2023

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.