Form 10-Q
period 2024-03-31
Grayscale Bitcoin Cash Trust (BCH)
filed 2024-05-03
CIK 1732409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of Shares of the registrant outstanding as of April 30, 2024: 38,915,100

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2024	June 30, 2023
Assets:
Investment in BCH, at fair value (cost $114,675 and $113,744 as of March 31, 2024 and June 30, 2023, respectively)	$201,334	$92,012
Total assets	$201,334	$92,012
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$201,334	$92,012
Net Assets consists of:
Paid-in-capital	125,357	122,301
Accumulated net investment loss	(8,871)	(7,386)
Accumulated net realized loss on investment in BCH	(1,811)	(1,171)
Accumulated net change in unrealized appreciation (depreciation) on investment in BCH	86,659	(21,732)
	$201,334	$92,012
Shares issued and outstanding, no par value (unlimited Shares authorized)	35,790,300	34,812,900
Principal market net asset value per Share	$5.63	$2.64

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of BCH and percentages)

March 31, 2024
	Quantity of BCH	Cost	Fair Value	% of Net Assets
Investment in BCH	307,379.16076104	$114,675	$201,334	100%
Net assets		$114,675	$201,334	100%

June 30, 2023
	Quantity of BCH	Cost	Fair Value	% of Net Assets
Investment in BCH	304,664.86473559	$113,744	$92,012	100%
Net assets		$113,744	$92,012	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	605	238	1,485	692
Net investment loss	(605)	(238)	(1,485)	(692)
Net realized and unrealized gain from:
Net realized loss on investment in BCH	(96)	(470)	(640)	(1,477)
Net change in unrealized appreciation on investment in BCH	120,692	8,650	108,391	9,004
Net realized and unrealized gain on investment	120,596	8,180	107,751	7,527
Net increase in net assets resulting from operations	$119,991	$7,942	$106,266	$6,835

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Increase in net assets from operations:
Net investment loss	$(605)	$(238)	$(1,485)	$(692)
Net realized loss on investment in BCH	(96)	(470)	(640)	(1,477)
Net change in unrealized appreciation on investment in BCH	120,692	8,650	108,391	9,004
Net increase in net assets resulting from operations	119,991	7,942	106,266	6,835
Increase in net assets from capital share transactions:
Shares issued	3,056	-	3,056	-
Net increase in net assets resulting from capital share transactions	3,056	-	3,056	-
Total increase in net assets from operations and capital share transactions	123,047	7,942	109,322	6,835
Net assets:
Beginning of period	78,287	30,106	92,012	31,213
End of period	$201,334	$38,048	$201,334	$38,048
Change in Shares outstanding:
Shares outstanding at beginning of period	34,812,900	34,812,900	34,812,900	34,812,900
Shares issued	977,400	-	977,400	-
Net increase in Shares	977,400	-	977,400	-
Shares outstanding at end of period	35,790,300	34,812,900	35,790,300	34,812,900

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

Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. On January 10, 2024, the Securities and Exchange Commission (the “SEC”) approved an application under Rule 19b-4 of the Exchange Act by NYSE Arca, Inc. (“NYSE Arca”) to list the shares of the Grayscale Bitcoin Trust (BTC), which began trading on NYSE Arca on January 11, 2024. Grayscale Bitcoin Trust (BTC) is an SEC reporting company with its shares registered pursuant to Section 12(b) of the Exchange Act. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE Arca: GFOF) product.

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. Liquidity Providers who are unaffiliated with the Trust may be engaged from time to time and at any time. Genesis Global Trading, Inc. (“Genesis”), a wholly owned subsidiary of DCG, served as a Liquidity Provider from October 3, 2022 to September 12, 2023.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2024 and June 30, 2023 and results of operations for the three and nine months ended March 31, 2024 and 2023 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2023 included in the Trust’s Annual Report on Form 10-K.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Assets
Investment in BCH	$201,334	$201,334	$-	$-
June 30, 2023
Assets
Investment in BCH	$92,012	$92,012	$-	$-

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Sponsor of the Trust is evaluating this new guidance as of March 31, 2024. If the Sponsor elects to adopt in a subsequent interim period prior to the effective date, such adoption would be reflected retroactive to the beginning of the fiscal year. The Sponsor does not anticipate any material impact on its financial statements and disclosures as the Trust historically used fair value as its method of accounting for BCH in accordance with its classification as an investment company for accounting purposes.

3. Fair Value of BCH

BCH is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2024 and June 30, 2023, the Trust held 307,379.16076104 and 304,664.86473559 BCH, respectively.

The Trust determined the fair value per BCH to be $655.00 and $302.01 on March 31, 2024 and June 30, 2023, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of BCH and the respective fair value:

(Amounts in thousands, except BCH amounts)	Quantity	Fair Value
Balance at June 30, 2022	312,377.75996478	$31,213
BCH contributed	-	-
BCH distributed for Sponsor’s Fee, related party	(7,712.89522919)	(934)
Net change in unrealized appreciation on investment in BCH	-	63,679
Net realized loss on investment in BCH	-	(1,946)
Balance at June 30, 2023	304,664.86473559	$92,012
BCH contributed	8,409.83611276	3,056
BCH distributed for Sponsor’s Fee, related party	(5,695.54008731)	(1,485)
Net change in unrealized appreciation on investment in BCH	-	108,391
Net realized loss on investment in BCH	-	(640)
Balance at March 31, 2024	307,379.16076104	$201,334

4. Creations and Redemptions of Shares

At March 31, 2024 and June 30, 2023, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of BCH to the Trust or the distribution of BCH by the Trust. The amount of BCH required for each creation Basket or redemption Basket is determined by dividing (x) the amount of BCH owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of BCH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0086 and 0.0088 of one BCH at March 31, 2024 and June 30, 2023, respectively. The decrease in the amount of BCH represented by each Share is primarily a result of the periodic withdrawal of BCH to pay the Sponsor’s Fee.

The cost basis of investments in BCH recorded by the Trust is the fair value of BCH, as determined by the Trust, at 4:00 p.m., New York time, on the date of transfer to the Trust by the Authorized Participant, or Liquidity Provider, based on the creation Baskets. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of each Share to investors. The Authorized Participant or Liquidity Provider may realize significant profits buying, selling, creating, and, if permitted, redeeming Shares as a result of changes in the value of Shares or BCH.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended March 31, 2024 and June 30, 2023, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2024 or June 30, 2023.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of March 31, 2024: DCG, Genesis, Grayscale and Grayscale Securities. As of March 31, 2024 and June 30, 2023, 576,407 and 1,443,441 Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in BCH, monthly in arrears. The amount of BCH payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of BCH used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of BCH is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2024 and June 30, 2023. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended March 31, 2024 and 2023.

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

For the three months ended March 31, 2024 and 2023, the Trust incurred Sponsor’s Fees of $604,301 and $238,258, respectively. For the nine months ended March 31, 2024 and 2023, the Trust incurred Sponsor’s Fees of $1,485,242 and $691,498, respectively. As of March 31, 2024 and June 30, 2023, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended March 31, 2024 and 2023, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through March 31, 2024, DCG had not purchased any Shares of the Trust under this authorization.

7. Risks and Uncertainties

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, BCH. Investing in BCH is currently highly speculative and volatile.

The Principal Market NAV of the Trust, calculated by reference to the principal market price in accordance with U.S. GAAP, relates primarily to the value of BCH held by the Trust, and fluctuations in the price of BCH could materially and adversely affect an investment in the Shares of the Trust. The price of BCH has a limited history. During such history, BCH prices have been volatile and subject to influence by many factors, including the levels of liquidity. If the Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of BCH, including, but not limited to, global BCH supply and demand, theft of BCH from global trading platforms or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

The BCH held by the Trust are commingled, and the Trust’s shareholders have no specific rights to any specific BCH. In the event of the insolvency of the Trust, its assets may be inadequate to satisfy a claim by its shareholders.

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

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities.

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

8. Financial Highlights Per Share Performance

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Per Share Data:
Principal market net asset value, beginning of period	$2.25	$0.86	$2.64	$0.90
Net increase in net assets from investment operations:
Net investment loss	(0.02)	(0.01)	(0.04)	(0.02)
Net realized and unrealized gain	3.40	0.24	3.03	0.21
Net increase in net assets resulting from operations	3.38	0.23	2.99	0.19
Principal market net asset value, end of period	$5.63	$1.09	$5.63	$1.09
Total return	150.22%	26.74%	113.26%	21.11%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

As of the close of business on April 30, 2024, the fair value of BCH, determined in accordance with the Trust’s accounting policy, was $429.04 per BCH.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended March 31, 2024 and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, BCH and price of BCH amounts, are in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net realized and unrealized gain on investment in BCH	$120,596	$8,180	$107,751	$7,527
Net increase in net assets resulting from operations	$119,991	$7,942	$106,266	$6,835
Net assets(1)	$201,334	$38,048	$201,334	$38,048
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of BCH on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in BCH for the three months ended March 31, 2024 was $120,596, which includes a realized loss of ($96) on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in BCH of $120,692. Net realized and unrealized gain on investment in BCH for the period was driven by BCH price appreciation from $260.22 per BCH as of December 31, 2023, to $655.00 per BCH as of March 31, 2024. Net increase in net assets resulting from operations was $119,991 for the three months ended March 31, 2024, which consisted of the net realized and unrealized gain on investment in BCH, less the Sponsor’s Fee of $605. Net assets increased to $201,334 at March 31, 2024, a 157% increase for the three-month period. The increase in net assets resulted from the aforementioned BCH price appreciation and the contribution of approximately 8,410 BCH with a value of $3,056 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 1,880 BCH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in BCH for the three months ended March 31, 2023 was $8,180, which includes a realized loss of ($470) on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in BCH of $8,650. Net realized and unrealized gain on investment in BCH for the period was driven by BCH price appreciation from $97.60 per BCH as of December 31, 2022, to $124.11 per BCH as of March 31, 2023. Net increase in net assets resulting from operations was $7,942 for the three months ended March 31, 2023, which consisted of the net realized and unrealized gain on investment in BCH, less the Sponsor’s Fee of $238. Net assets increased to $38,048 at March 31, 2023, a 26% increase for the three-month period. The increase in net assets resulted from the aforementioned BCH price appreciation, partially offset by the withdrawal of approximately 1,896 BCH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in BCH for the nine months ended March 31, 2024 was $107,751, which includes a realized loss of ($640) on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in BCH of $108,391. Net realized and unrealized gain on investment in BCH for the period was driven by BCH price appreciation from $302.01 per BCH as of June 30, 2023, to $655.00 per BCH as of March 31, 2024. Net increase in net assets resulting from operations was $106,266 for the nine months ended March 31, 2024, which consisted of the net realized and unrealized gain on investment in BCH, less the Sponsor’s Fee of $1,485. Net assets increased to $201,334 at March 31, 2024, a 119% increase for the nine-month period. The increase in net assets resulted from the aforementioned BCH price appreciation and the contribution of approximately 8,410 BCH with a value of $3,056 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 5,696 BCH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in BCH for the nine months ended March 31, 2023 was $7,527, which includes a realized loss of ($1,477) on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in BCH of $9,004. Net realized and unrealized gain on investment in BCH for the period was driven by BCH price appreciation from $99.92 per BCH as of June 30, 2022, to $124.11 per BCH as of March 31, 2023. Net increase in net assets resulting from operations was $6,835 for the nine months ended March 31, 2023, which consisted of the net realized and unrealized gain on investment in BCH, less the Sponsor’s Fee of $692. Net assets increased to $38,048 at March 31, 2023, a 22% increase for the nine-month period. The increase in net assets resulted from the aforementioned BCH price appreciation, partially offset by the withdrawal of approximately 5,808 BCH to pay the foregoing Sponsor’s Fee.

Cash Resources and Liquidity

The Trust has not had a cash balance at any time since inception. When selling BCH, Incidental Rights and/or IR Virtual Currency in the Digital Asset Market to pay Additional Trust Expenses on behalf of the Trust, the Sponsor endeavors to sell the exact amount of BCH, Incidental Rights and/or IR Virtual Currency needed to pay expenses in order to minimize the Trust’s holdings of assets other than BCH. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Quarterly Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(All BCH balances are rounded to the nearest whole BCH)
BCH:
Opening balance	300,849	308,466	304,665	312,378
Creations	8,410	-	8,410	-
Sponsor’s Fee, related party	(1,880)	(1,896)	(5,696)	(5,808)
Closing balance	307,379	306,570	307,379	306,570
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	307,379	306,570	307,379	306,570
Number of Shares:
Opening balance	34,812,900	34,812,900	34,812,900	34,812,900
Creations	977,400	-	977,400	-
Closing balance	35,790,300	34,812,900	35,790,300	34,812,900

	As of March 31,
	2024	2023
Price of BCH on principal market(1)	$655.00	$124.11
Principal Market NAV per Share(2)	$5.63	$1.09
Index Price	$654.60	$124.11
NAV per Share(3)	$5.62	$1.09

(1)
The Trust performed an assessment of the principal market at March 31, 2024 and 2023, and identified the principal market as Coinbase.
(2)
As of March 31, 2024 and 2023, the Principal Market NAV per Share was calculated using the fair value of BCH based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 7, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the BCH Industry and Market—BCH Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index as of March 31, 2024 were Coinbase, Kraken and Bitstamp. Effective April 28, 2024, the Index Provider added LMAX Digital to the Index due to the trading platform meeting the Index Provider’s minimum liquidity requirement, and did not remove any Constituent Trading Platforms as part of its scheduled quarterly review. The Digital Asset Trading Platforms included in the Index as of March 31, 2023 were Coinbase, Bitstamp, Kraken, and LMAX Digital. See “Item 1. Business—Valuation of BCH and Determination of Digital Asset Holdings” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s NAV per Share.

For accounting purposes, the Trust reflects creations and the BCH receivable with respect to such creations on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of BCH is received. At this time, the Trust is not accepting redemption requests from shareholders. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust currently has no intention of seeking regulatory approval to operate an ongoing redemption program.

As of March 31, 2024, the Trust had a net closing balance with a value of $201,210,399, based on the Index Price (non-GAAP methodology). As of March 31, 2024, the Trust had a total market value of $201,333,350, based on the Digital Asset Market price of BCH on the Trust’s principal market (Coinbase).

As of March 31, 2023, the Trust had a net closing balance with a value of $38,048,378, based on the Index Price (non-GAAP methodology). As of March 31, 2023, the Trust had a total market value of $38,048,378, based on the Digital Asset Market price of BCH on the Trust’s principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from March 1, 2018 to March 31, 2024. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the BCH Industry and Market—BCH Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K.

The following table illustrates the movements in the Index Price from April 1, 2019 to March 31, 2024. During such period, the Index Price has ranged from $96.49 to $1,465.90, with the straight average being $311.20 through March 31, 2024. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended March 31, 2020	$303.33	$504.57	6/26/2019	$166.85	4/1/2019	$220.30	$220.30
Twelve months ended March 31, 2021	$317.44	$746.70	2/15/2021	$208.33	9/23/2020	$527.50	$527.50
Twelve months ended March 31, 2022	$561.48	$1,465.90	5/6/2021	$271.42	3/7/2022	$377.34	$377.34
Twelve months ended March 31, 2023	$146.61	$382.51	4/1/2022	$96.49	12/30/2022	$124.11	$124.11
Twelve months ended March 31, 2024	$227.40	$654.60	3/31/2024	$101.95	6/12/2023	$654.60	$573.87
April 1, 2019 to March 31, 2024	$311.20	$1,465.90	5/6/2021	$96.49	12/30/2022	$654.60	$573.87

The following table illustrates the movements in the Digital Asset Market price of BCH, as reported on the Trust’s principal market, from April 1, 2019 to March 31, 2024. During such period, the price of BCH has ranged from $96.47 to $1,465.48, with the straight average being $311.25 through March 31, 2024.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2020	$303.41	$505.37	6/26/2019	$166.94	4/1/2019	$220.15	$220.15
Twelve months ended March 31, 2021	$317.60	$746.30	2/15/2021	$208.40	9/23/2020	$526.01	$526.01
Twelve months ended March 31, 2022	$561.50	$1,465.48	5/6/2021	$270.99	3/7/2022	$377.34	$377.34
Twelve months ended March 31, 2023	$146.60	$382.42	4/1/2022	$96.47	12/30/2022	$124.11	$124.11
Twelve months ended March 31, 2024	$227.39	$655.00	3/31/2024	$101.92	6/12/2023	$655.00	$571.24
April 1, 2019 to March 31, 2024	$311.25	$1,465.48	5/6/2021	$96.47	12/30/2022	$655.00	$571.24

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from August 18, 2020 to March 31, 2024.

BCHG Premium/(Discount): BCHG Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s NAV per Share from August 18, 2020 to March 31, 2024.

BCHG Premium/(Discount): BCHG Share Price vs. NAV per Share (Non-GAAP) (%)

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

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

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

On March 6, 2023, Alameda Research, Ltd. (“Alameda”) filed a suit against the Sponsor, DCG, Michael Sonnenshein and Barry Silbert, the Chief Executive Officer of DCG, in the Court of Chancery of the State of Delaware alleging various breach of contract and fiduciary duty claims, including that the defendants had breached the terms of the trust agreements of Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH) for failing to reduce the Sponsor’s fees and operate a redemption program (the “Initial Complaint”). On April 4, 2023, the Sponsor, DCG, Michael Sonnenshein and Barry Silbert moved to dismiss the Initial Complaint. On May 19, 2023, the Sponsor filed a brief in support of its motion to dismiss. On September 15, 2023, Alameda filed an amended complaint (the “Amended Complaint”) alleging breach of contract and fiduciary duty claims concerning the Sponsor’s purported failure to operate a redemption program that are substantially similar to those alleged in the Initial Complaint. The Amended Complaint eliminated certain causes of action asserted in the Initial Complaint concerning the defendants’ purported breaches of the terms of the trust agreements and breaches of fiduciary duty based on the Sponsor’s fees for the Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH). On December 8, 2023, the Sponsor filed a motion to dismiss the Amended Complaint and its supporting brief. On January 19, 2024, Alameda voluntarily dismissed the action without prejudice, thereby terminating the action. No consideration of any kind was offered or exchanged in connection with Alameda’s voluntary dismissal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG) by DCG, the parent company of the Sponsor, on a monthly basis during the three months ended March 31, 2024:

Period	(a) Total Number of Shares of BCHG Purchased	(b) Average Price Paid per Share of BCHG	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
January 1, 2024- January 31, 2024	-	$-	-	$200.0
February 1, 2024 - February 29, 2024	-	-	-	200.0
March 1, 2024 - March 31, 2024	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through April 30, 2024, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Since the sales reported on the most recently filed Quarterly Report on Form 10-Q by Grayscale Bitcoin Cash Trust (BCH) (the “Trust”), the Trust issued 4,102,200 Shares at varying prices determined by reference to its NAV per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Rule 506(c) thereunder for an aggregate of 35,220.14954813 BCH representing $17,651,202. Grayscale Securities, LLC (“Grayscale Securities”) acted as the Authorized Participant with respect to these distributions. As a result, there are 38,915,100 Shares issued and outstanding as of April 30, 2024.

Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, Grayscale Securities, as Authorized Participant facilitating the creation of Shares and as distributor and marketer, may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to Grayscale Securities with respect to such sales.

Item 6. Exhibits

Exhibit Number	Exhibit Description
4.1	Amendment No. 3 to the Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 on Form 8-K filed by the Registrant on March 25, 2024).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Basket”—A block of 100 Shares.

“Basket Amount”—On any trade date, the amount of BCH required as of such trade date for each Creation Basket, as determined by dividing (x) the amount of BCH owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the amount of BCH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one BCH (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

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

“Digital Asset Trading Platform Market”—The global trading platform market for the trading of BCH, which consists of transactions on electronic Digital Asset Trading Platforms.

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

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars, or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a Non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of BCH and Determination of Digital Asset Holdings” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Trust’s NAV, as calculated in accordance with GAAP. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings. For purposes of the Trust Agreement, the term BCH Holdings shall mean the NAV as defined herein.

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of BCH and Determination of Digital Asset Holdings” in our Annual Report. For purposes of the Trust Agreement, the term BCH Holdings Fee Basis Amount shall mean the NAV Fee Basis Amount as defined herein.

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

“Trust”—Grayscale Bitcoin Cash Trust (BCH), a Delaware statutory trust, formed on January 26, 2018 under the DSTA and pursuant to the Trust Agreement.

“Trust Agreement”—The Amended and Restated Declaration of Trust and Trust Agreement between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendments No. 1, No. 2 and No. 3 thereto and as the same may be amended from time to time.

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

Date: May 3, 2024

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.