Form 10-Q
period 2024-12-31
Grayscale Bitcoin Cash Trust (BCH)
filed 2025-02-05
CIK 1732409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-56308

Grayscale Bitcoin Cash Trust (BCH)

SPONSORED BY GRAYSCALE OPERATING, LLC AND GRAYSCALE INVESTMENTS SPONSORS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-6867376
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Grayscale Investments Sponsors, LLC

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

Number of Shares of the registrant outstanding as of January 31, 2025: 46,576,400

Grayscale® BITCOIN CASH Trust (BCH)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Bitcoin Cash Trust (BCH) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (“GSI”), the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSI, GSO and GSIS, the “Sponsor”, as the context may require, and GSO and GSIS, together, the “Co-Sponsors”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	December 31, 2024	June 30, 2024
Assets:
Investment in BCH, at fair value (cost $151,806 and $133,541 as of December 31, 2024 and June 30, 2024, respectively)	$169,758	$135,014
Total assets	$169,758	$135,014
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$169,758	$135,014
Shares issued and outstanding, no par value (unlimited Shares authorized)	46,206,300	40,366,000
Principal market net asset value per Share	$3.67	$3.34

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of BCH and percentages)

December 31, 2024
	Quantity of BCH	Cost	Fair Value	% of Net Assets
Investment in BCH	389,450.38959966	$151,806	$169,758	100%
Net assets		$151,806	$169,758	100%

June 30, 2024
	Quantity of BCH	Cost	Fair Value	% of Net Assets
Investment in BCH	344,528.53494921	$133,541	$135,014	100%
Net assets		$133,541	$135,014	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	1,027	447	1,809	880
Net investment loss	(1,027)	(447)	(1,809)	(880)
Net realized and unrealized gain (loss) from:
Net realized gain (loss) on investment in BCH	108	(263)	22	(544)
Net change in unrealized appreciation (depreciation) on investment in BCH	34,484	7,614	16,479	(12,301)
Net realized and unrealized gain (loss) on investment	34,592	7,351	16,501	(12,845)
Net increase (decrease) in net assets resulting from operations	$33,565	$6,904	$14,692	$(13,725)

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Increase (decrease) in net assets from operations:
Net investment loss	$(1,027)	$(447)	$(1,809)	$(880)
Net realized gain (loss) on investment in BCH	108	(263)	22	(544)
Net change in unrealized appreciation (depreciation) on investment in BCH	34,484	7,614	16,479	(12,301)
Net increase (decrease) in net assets resulting from operations	33,565	6,904	14,692	(13,725)
Increase in net assets from capital share transactions:
Shares issued	11,455	-	20,052	-
Net increase in net assets resulting from capital share transactions	11,455	-	20,052	-
Total increase (decrease) in net assets from operations and capital share transactions	45,020	6,904	34,744	(13,725)
Net assets:
Beginning of period	124,738	71,383	135,014	92,012
End of period	$169,758	$78,287	$169,758	$78,287
Change in Shares outstanding:
Shares outstanding at beginning of period	43,140,000	34,812,900	40,366,000	34,812,900
Shares issued	3,066,300	-	5,840,300	-
Net increase in Shares	3,066,300	-	5,840,300	-
Shares outstanding at end of period	46,206,300	34,812,900	46,206,300	34,812,900

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

Until December 31, 2024, Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acted as the Sponsor of the Trust and was a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). As a result of the Reorganization (as defined herein), on January 1, 2025, Grayscale Investments Sponsors, LLC (“GSIS”) and Grayscale Operating, LLC (“GSO”), indirect wholly owned subsidiaries of DCG, became Co-Sponsors of the Trust. On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust, and effective May 3, 2025, GSIS shall be the sole remaining Sponsor. Please refer to the subsequent events discussed in Note 10 for more information. The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Aave Trust (AAVE), Grayscale Avalanche Trust (AVAX), Grayscale Basic Attention Token Trust (BAT) (OTCQX: GBAT), Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Mini Trust ETF (NYSE Arca: BTC), Grayscale Bittensor Trust (TAO), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Dogecoin Trust (DOGE), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Ethereum Mini Trust ETF (NYSE Arca: ETH), Grayscale Filecoin Trust (FIL) (OTC Markets: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Lido DAO Trust (LDO), Grayscale Litecoin Trust (LTC) (OTCQX: LTCN), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale MakerDao Trust (MKR), Grayscale NEAR Trust (NEAR), Grayscale Optimism Trust (OP), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stacks Trust (STX), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Sui Trust (SUI), Grayscale XRP Trust, Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized AI Fund LLC, Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Litecoin Trust (LTC), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. The following investment products sponsored by the Sponsor are SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Trust ETF, Grayscale Ethereum Mini Trust ETF, and Grayscale Bitcoin Mini Trust ETF.

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and affiliate of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. Liquidity Providers who are unaffiliated with the Trust may be engaged from time to time and at any time.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2024 and June 30, 2024 and results of operations for the three and six months ended December 31, 2024 and 2023 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2024 included in the Trust’s Annual Report on Form 10-K.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investment in BCH	$169,758	$169,758	$-	$-
June 30, 2024
Assets
Investment in BCH	$135,014	$135,014	$-	$-

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually and also applies to public entities with a single reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Sponsor of the Trust is currently evaluating the impact the ASU will have on its financial statements and related disclosures.

3. Fair Value of BCH

BCH is held by the Custodian on behalf of the Trust and is carried at fair value. As of December 31, 2024 and June 30, 2024, the Trust held 389,450.38959966 and 344,528.53494921 BCH, respectively.

The Trust determined the fair value per BCH to be $435.89 and $391.88 on December 31, 2024 and June 30, 2024, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of BCH and the respective fair value:

(Amounts in thousands, except BCH amounts)	Quantity	Fair Value
Balance at June 30, 2023	304,664.86473559	$92,012
BCH contributed	47,623.17430380	22,716
BCH distributed for Sponsor’s Fee, related party	(7,759.50409018)	(2,469)
Net change in unrealized appreciation on investment in BCH	-	23,205
Net realized loss on investment in BCH	-	(450)
Balance at June 30, 2024	344,528.53494921	$135,014
BCH contributed	49,541.56519995	20,052
BCH distributed for Sponsor’s Fee, related party	(4,619.71054950)	(1,809)
Net change in unrealized appreciation on investment in BCH	-	16,479
Net realized gain on investment in BCH	-	22
Balance at December 31, 2024	389,450.38959966	$169,758

4. Creations and Redemptions of Shares

At December 31, 2024 and June 30, 2024, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of BCH to the Trust or the distribution of BCH by the Trust. The amount of BCH required for each creation Basket or redemption Basket is determined by dividing (x) the amount of BCH owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of BCH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0084 and 0.0085 of one BCH at December 31, 2024 and June 30, 2024, respectively. The decrease in the amount of BCH represented by each Share is primarily a result of the periodic withdrawal of BCH to pay the Sponsor’s Fee.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended December 31, 2024 and June 30, 2024, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2024 or June 30, 2024.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of December 31, 2024: DCG, Grayscale, and Grayscale Securities. As of December 31, 2024 and June 30, 2024, 940,312 and 589,898 Shares of the Trust were held by related parties of the Trust, respectively.

Genesis Global Trading, Inc. filed a certificate of dissolution in August 2024, and has therefore been removed from the list of related parties.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in BCH, monthly in arrears. The amount of BCH payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of BCH used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of BCH is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of December 31, 2024 and June 30, 2024. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended December 31, 2024 and 2023.

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

For the three months ended December 31, 2024 and 2023, the Trust incurred Sponsor’s Fees of $1,027,032 and $447,184, respectively. For the six months ended December 31, 2024 and 2023, the Trust incurred Sponsor’s Fees of $1,809,329 and $880,941, respectively. As of December 31, 2024 and June 30, 2024, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended December 31, 2024 and 2023, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the board of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through December 31, 2024, DCG had not purchased any Shares of the Trust under this authorization.

7. Risks and Uncertainties

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, BCH. Investing in BCH is currently highly speculative and volatile.

The Principal Market NAV of the Trust, calculated by reference to the principal market price in accordance with U.S. GAAP, relates primarily to the value of BCH held by the Trust, and fluctuations in the price of BCH could materially and adversely affect an investment in the Shares of the Trust. The price of BCH has a limited history. During such history, BCH prices have been volatile and subject to influence by many factors, including the levels of liquidity. If Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of BCH, including, but not limited to, global BCH supply and demand, theft of BCH from global trading platforms or vaults, competition from other forms of digital assets or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

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

8. Financial Highlights Per Share Performance

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Per Share Data:
Principal market net asset value, beginning of period	$2.89	$2.05	$3.34	$2.64
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.02)	(0.01)	(0.04)	(0.03)
Net realized and unrealized gain (loss)	0.80	0.21	0.37	(0.36)
Net increase (decrease) in net assets resulting from operations	0.78	0.20	0.33	(0.39)
Principal market net asset value, end of period	$3.67	$2.25	$3.67	$2.25
Total return	26.99%	9.76%	9.88%	-14.77%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

On January 1, 2025, Grayscale Investments, LLC (“GSI”) consummated an internal corporate reorganization (the “Reorganization”), pursuant to which Grayscale Investments, LLC, the Sponsor of the Trust prior to the Reorganization, merged with and into Grayscale Operating, LLC (“GSO”), a Delaware limited liability company and a wholly owned indirect subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts, all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Trust.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust (such contracts, the “Sponsor Contracts”) to Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of GSO (“GSIS”), whereby GSIS assumed all of the rights and obligations of GSO under the Sponsor Contracts. Other than the assumption of the Sponsor Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Sponsor Contracts.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO and GSIS executed a Certificate of Admission, pursuant to which GSIS was admitted as an additional Sponsor of the Trust under the Trust Agreement, by and among GSO (as successor in interest to GSI), the Trustee, and the shareholders from time to time thereunder, as amended from time to time. GSIS shall be subject to the rights and obligations of a Sponsor under the Trust Agreement.

On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust pursuant to the terms of the Trust Agreement, and, effective May 3, 2025, GSIS shall be the sole remaining Sponsor of the Trust.

As of the close of business on January 31, 2025, the fair value of BCH determined in accordance with the Trust’s accounting policy was $421.07 per BCH.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended December 31, 2024 and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, BCH and price of BCH amounts, are in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net realized and unrealized gain (loss) on investment in BCH	$34,592	$7,351	$16,501	$(12,845)
Net increase (decrease) in net assets resulting from operations	$33,565	$6,904	$14,692	$(13,725)
Net assets(1)	$169,758	$78,287	$169,758	$78,287
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of BCH on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in BCH for the three months ended December 31, 2024 was $34,592, which includes a realized gain of $108 on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in BCH of $34,484. Net realized and unrealized gain on investment in BCH for the period was driven by BCH price appreciation from $340.91 per BCH as of September 30, 2024, to $435.89 per BCH as of December 31, 2024. Net increase in net assets resulting from operations was $33,565 for the three months ended December 31, 2024, which consisted of the net realized and unrealized gain on investment in BCH, less the Sponsor’s Fee of $1,027. Net assets increased to $169,758 at December 31, 2024, a 36% increase for the three-month period. The increase in net assets resulted from the aforementioned BCH price appreciation and the contribution of approximately 25,929 BCH with a value of $11,455 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 2,377 BCH to pay the foregoing Sponsor’s Fee.

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

Net realized and unrealized gain on investment in BCH for the six months ended December 31, 2024 was $16,501, which includes a realized gain of $22 on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in BCH of $16,479. Net realized and unrealized gain on investment in BCH for the period was driven by BCH price appreciation from $391.88 per BCH as of June 30, 2024, to $435.89 per BCH as of December 31, 2024. Net increase in net assets resulting from operations was $14,692 for the six months ended December 31, 2024, which consisted of the net realized and unrealized gain on investment in BCH, less the Sponsor’s Fee of $1,809. Net assets increased to $169,758 at December 31, 2024, a 26% increase for the six-month period. The increase in net assets resulted from the aforementioned BCH price appreciation and the contribution of approximately 49,541 BCH with a value of $20,052 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 4,620 BCH to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(All BCH balances are rounded to the nearest whole BCH)
BCH:
Opening balance	365,898	302,751	344,529	304,665
Creations	25,929	-	49,541	-
Sponsor’s Fee, related party	(2,377)	(1,902)	(4,620)	(3,816)
Closing balance	389,450	300,849	389,450	300,849
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	389,450	300,849	389,450	300,849
Number of Shares:
Opening balance	43,140,000	34,812,900	40,366,000	34,812,900
Creations	3,066,300	-	5,840,300	-
Closing balance	46,206,300	34,812,900	46,206,300	34,812,900

	As of December 31,
	2024	2023
Price of BCH on principal market(1)	$435.89	$260.22
Principal Market NAV per Share(2)	$3.67	$2.25
Index Price	$435.37	$260.20
NAV per Share(3)	$3.67	$2.25

(1)
The Trust performed an assessment of the principal market at December 31, 2024 and 2023, and identified the principal market as Coinbase.
(2)
As of December 31, 2024 and 2023, the Principal Market NAV per Share was calculated using the fair value of BCH based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 7, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the BCH Industry and Market—BCH Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index as of December 31, 2024 were Coinbase, Kraken, LMAX Digital, Bitstamp, and Crypto.com. The Digital Asset Trading Platforms included in the Index as of December 31, 2023 were Coinbase, Kraken, and Bitstamp. See “Item 1. Business—Valuation of BCH and Determination of NAV” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s NAV per Share.

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

As of December 31, 2024, the Trust had a net closing balance with a value of $169,555,016, based on the Index Price (non-GAAP methodology). As of December 31, 2024, the Trust had a total market value of $169,757,530, based on the Digital Asset Market price of BCH on the Trust’s principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from March 1, 2018 to December 31, 2024. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the BCH Industry and Market—BCH Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K.

The following table illustrates the movements in the Index Price from January 1, 2020 to December 31, 2024. During such period, the Index Price has ranged from $96.49 to $1,465.90, with the straight average being $329.12 through December 31, 2024. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended December 31, 2020	$269.73	$493.55	2/14/2020	$167.84	3/16/2020	$341.86	$341.86
Twelve months ended December 31, 2021	$604.46	$1,465.90	5/6/2021	$340.21	1/1/2021	$420.55	$420.55
Twelve months ended December 31, 2022	$197.57	$445.98	1/2/2022	$96.49	12/30/2022	$97.57	$96.49
Twelve months ended December 31, 2023	$179.05	$302.28	6/30/2023	$97.37	1/1/2023	$260.20	$255.77
Twelve months ended December 31, 2024	$394.74	$687.64	4/6/2024	$223.99	1/23/2024	$435.37	$435.37
January 1, 2020 to December 31, 2024	$329.12	$1,465.90	5/6/2021	$96.49	12/30/2022	$435.37	$435.37

The following table illustrates the movements in the Digital Asset Market price of BCH, as reported on the Trust’s principal market, from January 1, 2020 to December 31, 2024. During such period, the price of BCH has ranged from $96.47 to $1,465.48, with the straight average being $329.15 through December 31, 2024.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended December 31, 2020	$269.71	$493.09	2/14/2020	$168.00	3/16/2020	$341.98	$341.98
Twelve months ended December 31, 2021	$604.64	$1,465.48	5/6/2021	$340.17	1/1/2021	$420.63	$420.63
Twelve months ended December 31, 2022	$197.57	$445.80	1/2/2022	$96.47	12/30/2022	$97.60	$96.47
Twelve months ended December 31, 2023	$179.05	$302.01	6/30/2023	$97.39	1/1/2023	$260.22	$255.90
Twelve months ended December 31, 2024	$394.78	$687.49	4/6/2024	$224.16	1/23/2024	$435.89	$435.89
January 1, 2020 to December 31, 2024	$329.15	$1,465.48	5/6/2021	$96.47	12/30/2022	$435.89	$435.89

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from August 18, 2020 to December 31, 2024.

BCHG Premium/(Discount): BCHG Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s NAV per Share from August 18, 2020 to December 31, 2024.

BCHG Premium/(Discount): BCHG Share Price vs. NAV per Share (Non-GAAP) (%)

Recent Developments

On January 1, 2025, Grayscale Investments, LLC (“GSI”) consummated an internal corporate reorganization (the “Reorganization”), pursuant to which Grayscale Investments, LLC, the Sponsor of the Trust prior to the Reorganization, merged with and into Grayscale Operating, LLC (“GSO”), a Delaware limited liability company and a wholly owned indirect subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts, all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Trust.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust (such contracts, the “Sponsor Contracts”) to Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of GSO (“GSIS”), whereby GSIS assumed all of the rights and obligations of GSO under the Sponsor Contracts. Other than the assumption of the Sponsor Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Sponsor Contracts.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO and GSIS executed a Certificate of Admission, pursuant to which GSIS was admitted as an additional Sponsor of the Trust under the Trust Agreement, by and among GSO (as successor in interest to GSI), the Trustee, and the shareholders from time to time thereunder, as amended from time to time. GSIS shall be subject to the rights and obligations of a Sponsor under the Trust Agreement.

On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust pursuant to the terms of the Trust Agreement, and, effective May 3, 2025, GSIS shall be the sole remaining Sponsor of the Trust.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

The Sponsor and an affiliate of the Trust, Grayscale Bitcoin Trust ETF (“Grayscale Bitcoin Trust”), are currently parties to certain legal proceedings. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG) by DCG, the indirect parent company of the Sponsor, on a monthly basis during the three months ended December 31, 2024:

Period	(a) Total Number of Shares of BCHG Purchased	(b) Average Price Paid per Share of BCHG	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
October 1, 2024 - October 31, 2024	-	$-	-	$200.0
November 1, 2024 - November 30, 2024	-	-	-	200.0
December 1, 2024 - December 31, 2024	-	-	-	200.0
Total	-	$-	-	$200.0

(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through January 31, 2025, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

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

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned subsidiary of GSI until December 31, 2024, and GSO thereafter, which as of the date of this Quarterly Report, is the only acting Authorized Participant.

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of Grayscale Operating, LLC.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a wholly owned indirect subsidiary of Digital Currency Group, Inc.

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

“Merger”—The merger of Grayscale Investments, LLC with and into Grayscale Operating, LLC, with Grayscale Operating, LLC continuing as the surviving company.

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

“Reorganization”—The internal corporate reorganization of Grayscale Investments, LLC consummated on January 1, 2025.

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

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. Grayscale Investments, LLC was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC is a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC is a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and will be the sole remaining sponsor thereafter.

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

“Sponsor Contracts”—Certain contracts assigned by GSO pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust to GSIS in connection with the Reorganization.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Bitcoin Cash Trust (BCH)

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: February 5, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Operating, LLC, the sole member of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.