Form 10-Q
period 2025-09-30
Grayscale Bitcoin Cash Trust (BCH)
filed 2025-11-05
CIK 1732409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Number of Shares of the registrant outstanding as of October 31, 2025: 47,123,300

Grayscale® BITCOIN CASH Trust (BCH)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Bitcoin Cash Trust (BCH) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSO and GSIS, the “Sponsor”, as the context may require, and GSO and GSIS, together, the “Co-Sponsors”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2025, filed with the Securities and Exchange Commission (the “SEC”) on September 5, 2025 (our “Annual Report”) and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2025	June 30, 2025
Assets:
Investment in BCH, at fair value (cost $151,882 and $152,842 as of September 30, 2025 and June 30, 2025, respectively)	$217,980	$202,961
Total assets	$217,980	$202,961
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$217,980	$202,961
Shares issued and outstanding, no par value (unlimited Shares authorized)	47,123,300	47,123,300
Principal Market NAV per Share	$4.63	$4.31

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of BCH and percentages)

September 30, 2025
	Quantity of BCH	Cost	Fair Value	% of Net Assets
Investment in BCH	389,821.38057085	$151,882	$217,980	100%
Total Investment		$151,882	$217,980	100%
Net assets			$217,980	100%

June 30, 2025
	Quantity of BCH	Cost	Fair Value	% of Net Assets
Investment in BCH	392,285.62958128	$152,842	$202,961	100%
Total Investment		$152,842	$202,961	100%
Net assets			$202,961	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,
	2025	2024
Investment income:
Investment income	$-	$-
Expenses:
Sponsor’s Fee, related party	1,372	782
Net investment loss	(1,372)	(782)
Net realized and unrealized gain (loss) from:
Net realized gain (loss) on investment in BCH	412	(86)
Net change in unrealized appreciation (depreciation) on investment in BCH	15,979	(18,005)
Net realized and unrealized gain (loss) on investment	16,391	(18,091)
Net increase (decrease) in net assets resulting from operations	$15,019	$(18,873)

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,
	2025	2024
Increase (decrease) in net assets from operations:
Net investment loss	$(1,372)	$(782)
Net realized gain (loss) on investment in BCH	412	(86)
Net change in unrealized appreciation (depreciation) on investment in BCH	15,979	(18,005)
Net increase (decrease) in net assets resulting from operations	15,019	(18,873)
Increase (decrease) in net assets from capital share transactions:
Shares issued	-	8,597
Net increase in net assets resulting from capital share transactions	-	8,597
Total increase (decrease) in net assets from operations and capital share transactions	15,019	(10,276)
Net assets:
Beginning of period	202,961	135,014
End of period	$217,980	$124,738
Change in Shares outstanding:
Shares outstanding at beginning of period	47,123,300	40,366,000
Shares issued	-	2,774,000
Net increase in Shares	-	2,774,000
Shares outstanding at end of period	47,123,300	43,140,000

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Bitcoin Cash Trust (BCH) (the “Trust”) is a Delaware Statutory Trust that was formed on January 26, 2018 and commenced operations on March 1, 2018. In general, the Trust holds Bitcoin Cash (“BCH”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in exchange for BCH. As of September 30, 2025, the Trust did not operate a redemption program. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. On September 17, 2025, the SEC approved a proposed rule change for new Rule 8.201-E (Generic) pursuant to Rule 19b-4 under the Exchange Act to amend NYSE Arca’s listing rules to permit the listing and trading of shares of certain commodity-based exchange-traded products that satisfy certain generic requirements (the “Generic Listing Standards”). As of the date of this filing, the Sponsor believes that the Trust’s Shares would qualify for listing and trading under the Generic Listing Standards, but the Trust makes no representation as to when or if such approval and relief will be obtained. The Trust’s investment objective is for the value of the Shares (based on BCH per Share) to reflect the value of the BCH held by the Trust, less the Trust’s expenses and other liabilities.

Grayscale Investments, LLC (“GSI”) was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”, or the “Sponsor”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements. Several of the affiliated investment products are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the following affiliated investment products are SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Trust ETF, Grayscale Ethereum Mini Trust ETF, Grayscale Bitcoin Mini Trust ETF, Grayscale CoinDesk Crypto 5 ETF and, as of October
29, 2025, Grayscale Solana Trust ETF.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2025 and June 30, 2025 and results of operations for the three months ended September 30, 2025 and 2024 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2025 included in our Annual Report.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Assets
Investment in BCH	$217,980	$217,980	$-	$-
June 30, 2025
Assets
Investment in BCH	$202,961	$202,961	$-	$-

Segment Reporting

The Chief Executive Officer and Chief Financial Officer of the Sponsor act as the Trust’s chief operating decision maker (“CODM”). The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s passive investment objective is pre-determined in accordance with the terms of the Trust Agreement. The financial information in the form of the Trust’s total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations and capital share transactions), which are used by the CODM to assess the segment’s performance, are consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expense, the Sponsor’s fee, related party, is included in the accompanying Statements of Operations.

3. Fair Value of BCH

BCH is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2025 and June 30, 2025, the Trust held 389,821.38057085 and 392,285.62958128 BCH, respectively.

The Trust determined the fair value per BCH to be $559.18 and $517.38 on September 30, 2025 and June 30, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of BCH and the respective fair value:

(Amounts in thousands, except BCH amounts)	Quantity	Fair Value
Balance at June 30, 2024	344,528.53494921	$135,014
BCH contributed	57,237.79382476	22,983
BCH distributed for Sponsor’s Fee, related party	(9,480.69919269)	(3,665)
Net change in unrealized appreciation on investment in BCH	-	48,646
Net realized loss on investment in BCH	-	(17)
Balance at June 30, 2025	392,285.62958128	$202,961
BCH contributed	-	-
BCH distributed for Sponsor’s Fee, related party	(2,464.24901043)	(1,372)
Net change in unrealized appreciation on investment in BCH	-	15,979
Net realized gain on investment in BCH	-	412
Balance at September 30, 2025	389,821.38057085	$217,980

4. Creations and Redemptions of Shares

At September 30, 2025 and June 30, 2025, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of BCH to the Trust or the distribution of BCH by the Trust. The amount of BCH required for each Creation Basket or redemption Basket is determined by dividing (x) the amount of BCH owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of BCH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0083 of one BCH at both September 30, 2025 and June 30, 2025. The decrease in the amount of BCH represented by each Share is primarily a result of the periodic withdrawal of BCH to pay the Sponsor’s Fee.

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

At this time, the Trust is not operating a redemption program and is not accepting redemption requests. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. On September 17, 2025, the SEC approved a proposed rule change for new Rule 8.201-E (Generic) pursuant to Rule 19b-4 under the Exchange Act to amend NYSE Arca’s listing rules to permit the listing and trading of shares of certain commodity-based exchange-traded products that satisfy certain Generic Listing Standards. As of the date of this filing, the Sponsor believes that the Trust’s Shares would qualify for listing and trading under the Generic Listing Standards, but the Trust makes no representation as to when or if such approval and relief will be obtained.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended September 30, 2025 and June 30, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2025 or June 30, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of September 30, 2025: DCG, GSO, GSIS, and Grayscale Securities. As of September 30, 2025 and June 30, 2025, 546,521 and 593,178 Shares of the Trust were held by related parties of the Trust, respectively.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in BCH, monthly in arrears. The amount of BCH payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of BCH used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of BCH is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2025 and June 30, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended September 30, 2025 and 2024.

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

For the three months ended September 30, 2025 and 2024, the Trust incurred Sponsor’s Fees of $1,371,775 and $782,297, respectively. As of September 30, 2025 and June 30, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended September 30, 2025 and 2024, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through September 30, 2025, DCG had not purchased any Shares of the Trust under this authorization.

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

8. Financial Highlights Per Share Performance

	Three Months Ended September 30,
	2025	2024
Per Share Data:
Principal Market NAV, beginning of period	$4.31	$3.34
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.03)	(0.02)
Net realized and unrealized gain (loss)	0.35	(0.43)
Net increase (decrease) in net assets resulting from operations	0.32	(0.45)
Principal Market NAV, end of period	$4.63	$2.89
Total return	7.42%	-13.47%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%
Expenses	-2.50%	-2.50%

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

10. Subsequent Events

On October 22, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation which was the sole managing member of GSO, a Delaware limited liability company which is the sole member of the Sponsor, consummated an internal corporate reorganization (the “Management Reorganization”). Pursuant to the Management Reorganization, GSOIH transferred a portion of its common membership units of GSO for Class A shares of Grayscale Investments, Inc. (“Grayscale Investments”), a Delaware corporation incorporated in connection with the Management Reorganization, and ceded its managing member rights in GSO to Grayscale Investments. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor.

Also in connection with the Management Reorganization, on October 22, 2025, DCG Grayscale Holdco, LLC (“DCG Holdco”), the sole stockholder of Grayscale Investments, elected a board of directors (the “Board”) at Grayscale Investments. Prior to the Management Reorganization, GSOIH’s board of directors was responsible for managing and directing the affairs of the Sponsor. As a result of the Management Reorganization, the Board of Grayscale Investments is responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee, the same members as the board of directors of GSOIH prior to the Management Reorganization. Mr. Mintzberg and Mr. McGee also retain the authority granted to them as officers of the Sponsor under the limited liability company agreement of the Sponsor. Mr. Silbert is the Chairperson of the Board of Grayscale Investments.

DCG Holdco, Grayscale Investments, GSOIH, GSO and the Sponsor are all consolidated subsidiaries of Digital Currency Group, Inc.

The Sponsor does not expect the Management Reorganization to have any material impact on the operations of the Trust.

As of the close of business on October 31, 2025, the fair value of BCH determined in accordance with the Trust’s accounting policy was $546.28 per BCH.

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

Prior to October 1, 2025, the Trust valued the BCH held by the Trust for operational purposes by reference to the CoinDesk Bitcoin Cash Price Index (BCX). As of October 1, 2025, the Index is the CoinDesk BCH CCIXber Reference Rate. As of October 1, 2025, the NAV and NAV per Share of the Trust is calculated using the Index Price based on the CoinDesk BCH CCIXber Reference Rate. Prior to October 1, 2025, references to the “Index” in the Trust’s filings with the SEC, including this Quarterly Report on Form 10-Q, refer to the CoinDesk Bitcoin Cash Price Index (BCX). From and after October 1, 2025, references to the “Index” in the Trust’s filings with the SEC are to the CoinDesk BCH CCIXber Reference Rate.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended September 30, 2025 and 2024

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, BCH and price of BCH amounts, are in thousands)

	Three Months Ended September 30,
	2025	2024
Net realized and unrealized gain (loss) on investment in BCH	$16,391	$(18,091)
Net increase (decrease) in net assets resulting from operations	$15,019	$(18,873)
Net assets(1)	$217,980	$124,738
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of BCH on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in BCH for the three months ended September 30, 2025 was $16,391, which includes a realized gain of $412 on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in BCH of $15,979. Net realized and unrealized gain on investment in BCH for the period was driven by BCH price appreciation from $517.38 per BCH as of June 30, 2025, to $559.18 per BCH as of September 30, 2025. Net increase in net assets resulting from operations was $15,019 for the three months ended September 30, 2025, which consisted of the net realized and unrealized gain on investment in BCH, less the Sponsor’s Fee of $1,372. Net assets increased to $217,980 at September 30, 2025, a 7% increase for the three-month period. The increase in net assets resulted from the aforementioned BCH price appreciation, partially offset by the withdrawal of approximately 2,465 BCH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in BCH for the three months ended September 30, 2024 was ($18,091), which includes a realized loss of ($86) on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in BCH of ($18,005). Net realized and unrealized loss on investment in BCH for the period was driven by BCH price depreciation from $391.88 per BCH as of June 30, 2024, to $340.91 per BCH as of September 30, 2024. Net decrease in net assets resulting from operations was ($18,873) for the three months ended September 30, 2024, which consisted of the net realized and unrealized loss on investment in BCH, plus the Sponsor’s Fee of $782. Net assets decreased to $124,738 at September 30, 2024, an 8% decrease for the three-month period. The decrease in net assets resulted from the aforementioned BCH price depreciation and the withdrawal of approximately 2,243 BCH to pay the foregoing Sponsor’s Fee, partially offset by the contribution of approximately 23,612 BCH with a value of $8,597 to the Trust in connection with Share creations during the period.

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

Selected Operating Data

	Three Months Ended September 30,
	2025	2024
	(All BCH balances are rounded to the nearest whole BCH)
BCH:
Opening balance	392,286	344,529
Creations	-	23,612
Sponsor’s Fee, related party	(2,465)	(2,243)
Closing balance	389,821	365,898
Accrued but unpaid Sponsor’s Fee, related party	-	-
Net closing balance	389,821	365,898
Number of Shares:
Opening balance	47,123,300	40,366,000
Creations	-	2,774,000
Closing balance	47,123,300	43,140,000

	As of September 30,
	2025	2024
Price of BCH on principal market(1)	$559.18	$340.91
Principal Market NAV per Share(2)	$4.63	$2.89
Index Price(3)	$559.33	$341.14
NAV per Share(3)	$4.63	$2.89
(1)
The Trust performed an assessment of the principal market at September 30, 2025 and 2024, and identified the principal market as Coinbase.
(2)
As of September 30, 2025 and 2024, the Principal Market NAV per Share was calculated using the fair value of BCH based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 7, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the BCH Industry and Market—BCH Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of September 30, 2025 were Coinbase, Kraken, LMAX Digital, Bitstamp by Robinhood, and Crypto.com. The Digital Asset Trading Platforms included in the Index as of September 30, 2024 were Coinbase, Kraken, LMAX Digital, and Bitstamp by Robinhood. See “Item 1. Business—Valuation of BCH and Determination of NAV” in our Annual Report for a description of the Trust’s NAV per Share.

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

As of September 30, 2025, the Trust had a net closing balance with a value of $218,038,793, based on the Index Price (non-GAAP methodology). As of September 30, 2025, the Trust had a total market value of $217,980,320, based on the Digital Asset Market price of BCH on the Trust’s principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from March 1, 2018 (the inception of the Trust’s operations) to September 30, 2025. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the BCH Industry and Market—BCH Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from October 1, 2020 to September 30, 2025. During such period, the Index Price has ranged from $96.49 to $1,465.90, with the straight average being $354.89 through September 30, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended September 30, 2021	$533.52	$1,465.90	5/6/2021	$217.58	10/2/2020	$498.26	$498.26
Twelve months ended September 30, 2022	$309.86	$712.21	11/9/2021	$98.31	7/12/2022	$122.59	$122.59
Twelve months ended September 30, 2023	$147.33	$302.28	6/30/2023	$96.49	12/30/2022	$235.63	$236.68
Twelve months ended September 30, 2024	$345.57	$687.64	4/6/2024	$211.89	10/12/2023	$341.14	$341.14
Twelve months ended September 30, 2025	$438.20	$637.13	9/18/2025	$270.48	4/8/2025	$559.33	$559.33
October 1, 2020 to September 30, 2025	$354.89	$1,465.90	5/6/2021	$96.49	12/30/2022	$559.33	$559.33

The following table illustrates the movements in the Digital Asset Market price of BCH, as reported on the Trust’s principal market, from October 1, 2020 to September 30, 2025. During such period, the price of BCH has ranged from $96.47 to $1,465.48, with the straight average being $354.93 through September 30, 2025.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2021	$533.69	$1,465.48	5/6/2021	$217.41	10/2/2020	$497.46	$497.46
Twelve months ended September 30, 2022	$309.86	$712.49	11/9/2021	$98.19	7/12/2022	$122.57	$122.57
Twelve months ended September 30, 2023	$147.32	$302.01	6/30/2023	$96.47	12/30/2022	$235.78	$236.65
Twelve months ended September 30, 2024	$345.60	$687.49	4/6/2024	$211.85	10/12/2023	$340.91	$340.91
Twelve months ended September 30, 2025	$438.21	$637.17	9/18/2025	$270.18	4/8/2025	$559.18	$559.18
October 1, 2020 to September 30, 2025	$354.93	$1,465.48	5/6/2021	$96.47	12/30/2022	$559.18	$559.18

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from August 18, 2020 to September 30, 2025.

BCHG Premium/(Discount): BCHG Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from August 18, 2020 to September 30, 2025.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

Grayscale Operating, LLC, the former Co-Sponsor of the Trust until May 3, 2025, was a party to certain legal proceedings during the period covered by this report. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

There have been no material changes to the Legal Proceedings last reported under “Part I, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended June 30, 2025, as amended and supplemented from time to time.

As of the date of this Quarterly Report, the Sponsor does not expect the foregoing proceedings to have a material adverse effect on the Trust’s business, financial condition or results of operations.

The Sponsor and/or the Trust may be subject to additional legal proceedings and disputes in the future.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of our Annual Report, as amended and supplemented by our Current Report on Form 8-K, dated October 9, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Sponsor, on a monthly basis during the three months ended September 30, 2025:

Period	(a) Total Number of Shares of BCHG Purchased	(b) Average Price Paid per Share of BCHG	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
July 1, 2025 - July 31, 2025	-	$-	-	$200.0
August 1, 2025 - August 31, 2025	-	-	-	200.0
September 1, 2025 - September 30, 2025	-	-	-	200.0
Total	-	$-	-	$200.0
(1)
On March 2, 2022, the board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through October 31, 2025, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

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

“Board”—Board of directors of Grayscale Investments, Inc., which, as of October 22, 2025, and pursuant to the Management Reorganization, manages and directs the affairs of the Sponsor.

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

“DCG Holdco”—DCG Grayscale Holdco, LLC.

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

“Ether”—Ethereum tokens, which are a type of digital asset based on an open-source cryptographic protocol existing on the Ethereum Network, comprising units that constitute the assets underlying the Trust’s Shares.

“Exchange Act”—The Securities Exchange Act of 1934, as amended.

“FINRA”—The Financial Industry Regulatory Authority, Inc., which is the primary regulator in the United States for broker-dealers, including Authorized Participants.

“Grayscale Investments”—Grayscale Investments, Inc., a Delaware corporation and a consolidated subsidiary of DCG.

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned direct subsidiary of GSO, which as of the date of this Quarterly Report, is the only acting Authorized Participant.

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company, and a wholly owned direct subsidiary of Grayscale Operating, LLC.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a consolidated subsidiary of DCG.

“GSOIH”—GSO Intermediate Holdings Corporation, a Delaware corporation and a consolidated subsidiary of DCG.

“Incidental Rights”—Rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of BCH and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust.

“Index”—Prior to October 1, 2025, the CoinDesk Bitcoin Cash Price Index (BCX). As of October 1, 2025, the Index is the CoinDesk BCH CCIXber Reference Rate.

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

“Management Reorganization”—An internal corporate reorganization consummated on October 22, 2025. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor, and the Board of Grayscale Investments is responsible for managing and directing the affairs of the Sponsor.

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

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. GSO was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and GSIS was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter.

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

Date: November 5, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.