Form 10-Q
period 2025-12-31
Grayscale Bitcoin Cash Trust (BCH)
filed 2026-02-05
CIK 1732409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

Number of Shares of the registrant outstanding as of February 2, 2026: 47,123,300

Grayscale® BITCOIN CASH Trust (BCH)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Bitcoin Cash Trust (BCH) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments Sponsors, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2025, filed with the Securities and Exchange Commission (the “SEC”) on September 5, 2025 (the “Annual Report”) and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	December 31, 2025	June 30, 2025
Assets:
Investment in BCH, at fair value (cost $150,928 and $152,842 as of December 31, 2025 and June 30, 2025, respectively)	$231,804	$202,961
Total assets	$231,804	$202,961
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$231,804	$202,961
Shares issued and outstanding, no par value (unlimited Shares authorized)	47,123,300	47,123,300
Principal Market NAV per Share	$4.92	$4.31

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of BCH and percentages)

December 31, 2025
	Quantity of BCH	Cost	Fair Value	% of Net Assets
Investment in BCH	387,372.61141165	$150,928	$231,804	100%
Total Investment		$150,928	$231,804	100%
Net assets			$231,804	100%

June 30, 2025
	Quantity of BCH	Cost	Fair Value	% of Net Assets
Investment in BCH	392,285.62958128	$152,842	$202,961	100%
Total Investment		$152,842	$202,961	100%
Net assets			$202,961	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	1,331	1,027	2,703	1,809
Net investment loss	(1,331)	(1,027)	(2,703)	(1,809)
Net realized and unrealized gain from:
Net realized gain on investment in BCH	377	108	789	22
Net change in unrealized appreciation/depreciation on investment in BCH	14,778	34,484	30,757	16,479
Net realized and unrealized gain on investment	15,155	34,592	31,546	16,501
Net increase in net assets resulting from operations	$13,824	$33,565	$28,843	$14,692

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Increase in net assets from operations:
Net investment loss	$(1,331)	$(1,027)	$(2,703)	$(1,809)
Net realized gain on investment in BCH	377	108	789	22
Net change in unrealized appreciation/depreciation on investment in BCH	14,778	34,484	30,757	16,479
Net increase in net assets resulting from operations	13,824	33,565	28,843	14,692
Increase in net assets from capital share transactions:
Shares issued	-	11,455	-	20,052
Net increase in net assets resulting from capital share transactions	-	11,455	-	20,052
Total increase in net assets from operations and capital share transactions	13,824	45,020	28,843	34,744
Net assets:
Beginning of period	217,980	124,738	202,961	135,014
End of period	$231,804	$169,758	$231,804	$169,758
Change in Shares outstanding:
Shares outstanding at beginning of period	47,123,300	43,140,000	47,123,300	40,366,000
Shares issued	-	3,066,300	-	5,840,300
Net increase in Shares	-	3,066,300	-	5,840,300
Shares outstanding at end of period	47,123,300	46,206,300	47,123,300	46,206,300

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Bitcoin Cash Trust (BCH) (the “Trust”) is a Delaware Statutory Trust that was formed on January 26, 2018 and commenced operations on March 1, 2018. In general, the Trust holds Bitcoin Cash (“BCH”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in exchange for BCH. As of December 31, 2025, the Trust did not operate a redemption program. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. On September 17, 2025, the SEC approved a proposed rule change for new Rule 8.201-E (Generic) pursuant to Rule 19b-4 under the Exchange Act to amend NYSE Arca’s listing rules to permit the listing and trading of shares of certain commodity-based exchange-traded products that satisfy certain generic requirements (the “Generic Listing Standards”). As of the date of this filing, the Sponsor believes that the Trust’s Shares would qualify for listing and trading under the Generic Listing Standards, but the Trust makes no representation as to when or if such approval and relief will be obtained. The Trust’s investment objective is for the value of the Shares (based on BCH per Share) to reflect the value of the BCH held by the Trust, less the Trust’s expenses and other liabilities.

Grayscale Investments, LLC (“GSI”) was the Sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS” or the “Sponsor”), was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements. Several of the affiliated investment products are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the following affiliated investment products are SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Staking ETF, Grayscale Ethereum Staking Mini ETF, Grayscale Bitcoin Mini Trust ETF, Grayscale CoinDesk Crypto 5 ETF, Grayscale Solana Staking ETF, Grayscale XRP Trust ETF, Grayscale Dogecoin Trust ETF, and Grayscale Chainlink Trust ETF.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2025 and June 30, 2025 and results of operations for the three and six months ended December 31, 2025 and 2024 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2025 included in our Annual Report.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Investment in BCH	$231,804	$231,804	$-	$-
June 30, 2025
Assets
Investment in BCH	$202,961	$202,961	$-	$-

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

3. Fair Value of BCH

BCH is held by the Custodian on behalf of the Trust and is carried at fair value. As of December 31, 2025 and June 30, 2025, the Trust held 387,372.61141165 and 392,285.62958128 BCH, respectively.

The Trust determined the fair value per BCH to be $598.40 and $517.38 on December 31, 2025 and June 30, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of BCH and the respective fair value:

(Amounts in thousands, except BCH amounts)	Quantity	Fair Value
Balance at June 30, 2024	344,528.53494921	$135,014
BCH contributed	57,237.79382476	22,983
BCH distributed for Sponsor’s Fee, related party	(9,480.69919269)	(3,665)
Net change in unrealized appreciation/depreciation on investment in BCH	-	48,646
Net realized loss on investment in BCH	-	(17)
Balance at June 30, 2025	392,285.62958128	$202,961
BCH contributed	-	-
BCH distributed for Sponsor’s Fee, related party	(4,913.01816963)	(2,703)
Net change in unrealized appreciation/depreciation on investment in BCH	-	30,757
Net realized gain on investment in BCH	-	789
Balance at December 31, 2025	387,372.61141165	$231,804

4. Creations and Redemptions of Shares

At December 31, 2025 and June 30, 2025, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of BCH to the Trust or the distribution of BCH by the Trust. The amount of BCH required for each Creation Basket or redemption Basket is determined by dividing (x) the amount of BCH owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of BCH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0082 and 0.0083 of one BCH at December 31, 2025 and June 30, 2025, respectively. The decrease in the amount of BCH represented by each Share is primarily a result of the periodic withdrawal of BCH to pay the Sponsor’s Fee.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended December 31, 2025 and June 30, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2025 or June 30, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of December 31, 2025: DCG, GSO, GSIS, and Grayscale Securities. As of December 31, 2025 and June 30, 2025, 340,021 and 593,178 Shares of the Trust were held by related parties of the Trust, respectively.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in BCH, monthly in arrears. The amount of BCH payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of BCH used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of BCH is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of December 31, 2025 and June 30, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended December 31, 2025 and 2024.

As partial consideration for receipt of the Sponsor’s Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including marketing fees; the administrator fee, if any; custodian fees; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Exchange Act; printing and mailing costs; the costs of maintaining the Trust’s website and applicable license fees (together, the “Sponsor-paid Expenses”).

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

For the three months ended December 31, 2025 and 2024, the Trust incurred Sponsor’s Fees of $1,331,721 and $1,027,032, respectively. For the six months ended December 31, 2025 and 2024, the Trust incurred Sponsor’s Fees of $2,703,496 and $1,809,329, respectively. As of December 31, 2025 and June 30, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended December 31, 2025 and 2024, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through December 31, 2025, DCG did not purchase any Shares of the Trust under this authorization.

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

8. Financial Highlights Per Share Performance

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Per Share Data:
Principal Market NAV, beginning of period	$4.63	$2.89	$4.31	$3.34
Net increase in net assets from investment operations:
Net investment loss	(0.03)	(0.02)	(0.06)	(0.04)
Net realized and unrealized gain	0.32	0.80	0.67	0.37
Net increase in net assets resulting from operations	0.29	0.78	0.61	0.33
Principal Market NAV, end of period	$4.92	$3.67	$4.92	$3.67
Total return	6.26%	26.99%	14.15%	9.88%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

As of the close of business on February 2, 2026, the fair value of BCH determined in accordance with the Trust’s accounting policy was $534.83 per BCH.

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

Prior to October 1, 2025, the Trust valued the BCH held by the Trust for operational purposes by reference to the CoinDesk Bitcoin Cash Price Index (BCX). As of October 1, 2025, the Index is the CoinDesk Bitcoin Cash Benchmark Rate (formerly known as the CoinDesk BCH CCIXber Reference Rate). As of October 1, 2025, the NAV and NAV per Share of the Trust is calculated using the Index Price based on the CoinDesk Bitcoin Cash Benchmark Rate. Prior to October 1, 2025, references to the “Index” in the Trust’s filings with the SEC, including this Quarterly Report on Form 10-Q, refer to the CoinDesk Bitcoin Cash Price Index (BCX). From and after October 1, 2025, references to the “Index” in the Trust’s filings with the SEC are to the CoinDesk Bitcoin Cash Benchmark Rate.

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

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (“Principal Market NAV”), the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for BCH in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that BCH is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended December 31, 2025 and 2024

(All amounts in the following table and the subsequent paragraphs, except Share, BCH and price of BCH amounts, are in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net realized and unrealized gain on investment in BCH	$15,155	$34,592	$31,546	$16,501
Net increase in net assets resulting from operations	$13,824	$33,565	$28,843	$14,692
Net assets(1)	$231,804	$169,758	$231,804	$169,758
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of BCH on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in BCH for the three months ended December 31, 2025 was $15,155, which includes a realized gain of $377 on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in BCH of $14,778. Net realized and unrealized gain on investment in BCH for the period was driven by BCH price appreciation from $559.18 per BCH as of September 30, 2025, to $598.40 per BCH as of December 31, 2025. Net increase in net assets resulting from operations was $13,824 for the three months ended December 31, 2025, which consisted of the net realized and unrealized gain on investment in BCH, less the Sponsor’s Fee of $1,331. Net assets increased to $231,804 at December 31, 2025, a 6% increase for the three-month period. The increase in net assets resulted from the aforementioned BCH price appreciation, partially offset by the withdrawal of approximately 2,448 BCH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in BCH for the three months ended December 31, 2024 was $34,592, which includes a realized gain of $108 on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in BCH of $34,484. Net realized and unrealized gain on investment in BCH for the period was driven by BCH price appreciation from $340.91 per BCH as of September 30, 2024, to $435.89 per BCH as of December 31, 2024. Net increase in net assets resulting from operations was $33,565 for the three months ended December 31, 2024, which consisted of the net realized and unrealized gain on investment in BCH, less the Sponsor’s Fee of $1,027. Net assets increased to $169,758 at December 31, 2024, a 36% increase for the three-month period. The increase in net assets resulted from the aforementioned BCH price appreciation and the contribution of approximately 25,929 BCH with a value of $11,455 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 2,377 BCH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in BCH for the six months ended December 31, 2025 was $31,546, which includes a realized gain of $789 on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in BCH of $30,757. Net realized and unrealized gain on investment in BCH for the period was driven by BCH price appreciation from $517.38 per BCH as of June 30, 2025, to $598.40 per BCH as of December 31, 2025. Net increase in net assets resulting from operations was $28,843 for the six months ended December 31, 2025, which consisted of the net realized and unrealized gain on investment in BCH, less the Sponsor’s Fee of $2,703. Net assets increased to $231,804 at December 31, 2025, a 14% increase for the six-month period. The increase in net assets resulted from the aforementioned BCH price appreciation, partially offset by the withdrawal of approximately 4,913 BCH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in BCH for the six months ended December 31, 2024 was $16,501, which includes a realized gain of $22 on the transfer of BCH to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in BCH of $16,479. Net realized and unrealized gain on investment in BCH for the period was driven by BCH price appreciation from $391.88 per BCH as of June 30, 2024, to $435.89 per BCH as of December 31, 2024. Net increase in net assets resulting from operations was $14,692 for the six months ended December 31, 2024, which consisted of the net realized and unrealized gain on investment in BCH, less the Sponsor’s Fee of $1,809. Net assets increased to $169,758 at December 31, 2024, a 26% increase for the six-month period. The increase in net assets resulted from the aforementioned BCH price appreciation and the contribution of approximately 49,541 BCH with a value of $20,052 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 4,620 BCH to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(All BCH balances are rounded to the nearest whole BCH)
BCH:
Opening balance	389,821	365,898	392,286	344,529
Creations	-	25,929	-	49,541
Sponsor’s Fee, related party	(2,448)	(2,377)	(4,913)	(4,620)
Closing balance	387,373	389,450	387,373	389,450
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	387,373	389,450	387,373	389,450
Number of Shares:
Opening balance	47,123,300	43,140,000	47,123,300	40,366,000
Creations	-	3,066,300	-	5,840,300
Closing balance	47,123,300	46,206,300	47,123,300	46,206,300

	As of December 31,
	2025	2024
Price of BCH on principal market(1)	$598.40	$435.89
Principal Market NAV per Share(2)	$4.92	$3.67
Index Price(3)	$598.67	$435.37
NAV per Share(3)	$4.92	$3.67
(1)
The Trust performed an assessment of the principal market at December 31, 2025 and 2024, and identified the principal market as Coinbase.
(2)
As of December 31, 2025 and 2024, the Principal Market NAV per Share was calculated using the fair value of BCH based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 7, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the BCH Industry and Market—BCH Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of December 31, 2025 were Kraken, LMAX Digital, Bitstamp by Robinhood, Crypto.com, Bitfinex, Gemini, OKX, Bullish and Bybit. On January 20, 2026, the Index Provider added Binance and Gate to the Index due to the trading platforms meeting the Index Provider’s conditions for inclusion, and removed Bitfinex due to the trading platform failing to meet the Index Provider’s conditions for inclusion, as part of its scheduled monthly review. The Digital Asset Trading Platforms included in the Index as of December 31, 2024 were Coinbase, Kraken, LMAX Digital, Bitstamp by Robinhood and Crypto.com. See “Item 1. Business—Valuation of BCH and Determination of NAV” in our Annual Report for a description of the Trust’s NAV per Share.

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

As of December 31, 2025, the Trust had a net closing balance with a value of $231,908,361, based on the Index Price (non-GAAP methodology). As of December 31, 2025, the Trust had a total market value of $231,803,771, based on the Digital Asset Market price of BCH on the Trust’s principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from March 1, 2018 (the inception of the Trust’s operations) to December 31, 2025. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the BCH Industry and Market—BCH Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from January 1, 2021 to December 31, 2025. During such period, the Index Price has ranged from $96.49 to $1,465.90, with the straight average being $368.52 through December 31, 2025. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended December 31, 2021	$604.46	$1,465.90	5/6/2021	$340.21	1/1/2021	$420.55	$420.55
Twelve months ended December 31, 2022	$197.57	$445.98	1/2/2022	$96.49	12/30/2022	$97.57	$96.49
Twelve months ended December 31, 2023	$179.05	$302.28	6/30/2023	$97.37	1/1/2023	$260.20	$255.77
Twelve months ended December 31, 2024	$394.74	$687.64	4/6/2024	$223.99	1/23/2024	$435.37	$435.37
Twelve months ended December 31, 2025	$466.71	$637.13	9/18/2025	$270.48	4/8/2025	$598.67	$598.67
January 1, 2021 to December 31, 2025	$368.52	$1,465.90	5/6/2021	$96.49	12/30/2022	$598.67	$598.67

The following table illustrates the movements in the Digital Asset Market price of BCH, as reported on the Trust’s principal market, from January 1, 2021 to December 31, 2025. During such period, the price of BCH has ranged from $96.47 to $1,465.48, with the straight average being $368.56 through December 31, 2025.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended December 31, 2021	$604.64	$1,465.48	5/6/2021	$340.17	1/1/2021	$420.63	$420.63
Twelve months ended December 31, 2022	$197.57	$445.80	1/2/2022	$96.47	12/30/2022	$97.60	$96.47
Twelve months ended December 31, 2023	$179.05	$302.01	6/30/2023	$97.39	1/1/2023	$260.22	$255.90
Twelve months ended December 31, 2024	$394.78	$687.49	4/6/2024	$224.16	1/23/2024	$435.89	$435.89
Twelve months ended December 31, 2025	$466.71	$637.17	9/18/2025	$270.18	4/8/2025	$598.40	$598.40
January 1, 2021 to December 31, 2025	$368.56	$1,465.48	5/6/2021	$96.47	12/30/2022	$598.40	$598.40

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from August 18, 2020 to December 31, 2025.

BCHG Premium/(Discount): BCHG Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from August 18, 2020 to December 31, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Sponsor, on a monthly basis during the three months ended December 31, 2025:

Period	(a) Total Number of Shares of BCHG Purchased	(b) Average Price Paid per Share of BCHG	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
October 1, 2025 - October 31, 2025	-	$-	-	$200.0
November 1, 2025 - November 30, 2025	-	-	-	200.0
December 1, 2025 - December 31, 2025	-	-	-	200.0
Total	-	$-	-	$200.0
(1)
On March 2, 2022, the board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through February 2, 2026, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025.

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

“CDI”—CoinDesk Indices, Inc., with its affiliates, including CC Data Limited.

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

“Grayscale Securities”— Grayscale Securities, LLC, a consolidated subsidiary of GSI until December 31, 2024 and GSO thereafter.

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company, and a consolidated subsidiary of Grayscale Operating, LLC.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a consolidated subsidiary of DCG.

“GSOIH”— GSO Intermediate Holdings Corporation, a Delaware corporation and a consolidatedsubsidiary of DCG.

“Incidental Rights”—Rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of BCH and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust.

“Index”—Prior to October 1, 2025, the CoinDesk Bitcoin Cash Price Index (BCX). As of October 1, 2025, the Index is the CoinDesk Bitcoin Cash Reference Rate.

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

“Merger”— The merger of Grayscale Investments, LLC with and into Grayscale Operating, LLC, with Grayscale Operating, LLC continuing as the surviving company.

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

“Sponsor” or “Co-Sponsor”— The sponsor of the Trust. Grayscale Investments, LLC was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC was a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and became the sole remaining sponsor thereafter.

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

Date: February 5, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.