Form 10-Q
period 2026-09-30
Grayscale Bitcoin Cash Trust (BCH)
filed 2026-11-10
CIK 1732409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Number of Shares of the registrant outstanding as of November 6, 2026: 47,123,300

Grayscale® BITCOIN CASH Trust (BCH)

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2026	June 30, 2026
Assets:
Investment in BCH, at fair value (cost $148,132 and $149,068 as of September 30, 2026 and June 30, 2026, respectively)	$115,861	$76,558
Total assets	$115,861	$76,558
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$115,861	$76,558
Shares issued and outstanding, no par value (unlimited Shares authorized)	47,123,300	47,123,300
Principal Market NAV per Share	$2.46	$1.62

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of BCH and percentages)

September 30, 2026
	Quantity of BCH	Cost	Fair Value	% of Net Assets
Investment in BCH	380,196.33086571	$148,132	$115,861	100%
Total Investment		$148,132	$115,861	100%
Net assets			$115,861	100%

June 30, 2026
	Quantity of BCH	Cost	Fair Value	% of Net Assets
Investment in BCH	382,599.73529351	$149,068	$76,558	100%
Total Investment		$149,068	$76,558	100%
Net assets			$76,558	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,
	2026	2025
Investment income:
Investment income	$-	$-
Expenses:
Sponsor’s Fee, related party	578	1,372
Net investment loss	(578)	(1,372)
Net realized and unrealized gain from:
Net realized (loss) gain from:
BCH sold to pay expenses	(358)	412
Net realized (loss) gain	(358)	412
Net change in unrealized appreciation/depreciation	40,239	15,979
Net realized and unrealized gain	39,881	16,391
Net increase in net assets resulting from operations	$39,303	$15,019

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,
	2026	2025
Increase in net assets from operations:
Net investment loss	$(578)	$(1,372)
Net realized (loss) gain	(358)	412
Net change in unrealized appreciation/depreciation	40,239	15,979
Net increase in net assets resulting from operations	39,303	15,019
Increase in net assets from capital share transactions:
Shares issued	-	-
Net increase in net assets resulting from capital share transactions	-	-
Total increase in net assets from operations and capital share transactions	39,303	15,019
Net assets:
Beginning of period	76,558	202,961
End of period	$115,861	$217,980
Change in Shares outstanding:
Shares outstanding at beginning of period	47,123,300	47,123,300
Shares issued	-	-
Net increase in Shares	-	-
Shares outstanding at end of period	47,123,300	47,123,300

See accompanying notes to the unaudited financial statements.

GRAYSCALE BITCOIN CASH TRUST (BCH)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Bitcoin Cash Trust (BCH) (the “Trust”) is a Delaware Statutory Trust that was formed on January 26, 2018 and commenced operations on March 1, 2018. As of September 30, 2026, the Trust did not operate a redemption program. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust’s investment objective is for the value of the Shares (based on the BCH per Share) to reflect the value of the Bitcoin Cash tokens (“BCH”) held by the Trust, less the Trust’s expenses and other liabilities. The Trust issues Shares only in one or more blocks of 100 Shares (a block of 100 Shares is called a “Basket”) only to certain Authorized Participants (as defined herein) in exchange for BCH.

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

CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”), Continental Stock Transfer & Trust Company is the transfer agent of the Trust (the “Transfer Agent”), Coinbase Custody Trust Company, LLC is the custodian of the Trust (the “Custodian”), and Grayscale Securities, LLC is the Authorized Participant of the Trust (“Grayscale Securities” or, in such capacity, the “Authorized Participant”).

The Trust’s Shares have traded on OTC Markets since July 20, 2020. The Trust’s trading symbol on the OTCQX Best Market® of OTC Markets Group Inc. (“OTCQX”) is “BCHG” and the CUSIP number for its Shares is 38963P109.

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2026 and June 30, 2026 and results of operations for the three months ended September 30, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2026 included in our Annual Report.

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

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value in accordance with U.S. GAAP (the “Principal Market NAV”), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for BCH in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that BCH is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives BCH in connection with a creation order from the Authorized Participant (or a service provider that facilitates the purchase of BCH in connection with the creation of Baskets, i.e., “Liquidity Provider”) and does not itself transact on any Digital Asset Markets (as defined herein). Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (referred to as “Trading Platform Markets” in this Report), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Assets
Investment in BCH	$115,861	$115,861	$-	$-
June 30, 2026
Assets
Investment in BCH	$76,558	$76,558	$-	$-

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

3. Fair Value of BCH

BCH is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2026 and June 30, 2026, the Trust held 380,196.33086571 and 382,599.73529351 BCH, respectively.

The Trust determined the fair value per BCH to be $304.74 and $200.10 on September 30, 2026 and June 30, 2026, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market (as defined herein) considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of BCH and the respective fair value:

(Amounts in thousands, except BCH amounts)	Quantity	Fair Value
Balance at June 30, 2025	392,285.62958128	$202,961
BCH contributed	-	-
BCH distributed for expenses	(2,464.24901043)	(1,372)
Net realized gain	-	412
Net change in unrealized appreciation/depreciation	-	15,979
Balance at September 30, 2025	389,821.38057085	$217,980

(Amounts in thousands, except BCH amounts)	Quantity	Fair Value
Balance at June 30, 2026	382,599.73529351	$76,558
BCH contributed	-	-
BCH distributed for expenses	(2,403.40442780)	(578)
Net realized loss	-	(358)
Net change in unrealized appreciation/depreciation	-	40,239
Balance at September 30, 2026	380,196.33086571	$115,861

4. Creations and Redemptions of Shares

The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of BCH to the Trust or the distribution of BCH by the Trust. The amount of BCH required for each Basket of Shares issued by the Trust (“Creation Basket”) or the amount of BCH for each Basket of Shares redeemed by the Trust (“Redemption Basket”) is determined by dividing (x) the amount of BCH owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of BCH representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0081 of one BCH at both September 30, 2026 and June 30, 2026, respectively.

At this time, the Trust is not operating a redemption program and is not accepting redemption requests. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program.

5. Income Taxes

The Sponsor takes the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s net assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended September 30, 2026 and June 30, 2026, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2026 or June 30, 2026.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of September 30, 2026: DCG, GSO, GSIS, and Grayscale Securities, LLC. As of September 30, 2026 and June 30, 2026, 235,021 and 340,021 Shares of the Trust were held by related parties of the Trust, respectively.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in BCH, monthly in arrears. The amount of BCH payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of BCH used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of BCH is determined by reference to the global trading platform market for the trading of BCH (“Digital Asset Trading Platform Market”) that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right which are incident to the Trust’s ownership of BCH and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust (“Incidental Rights”) or any virtual currency token, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right (“IR Virtual Currency”) as of September 30, 2026 and June 30, 2026. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended September 30, 2026 and 2025.

As partial consideration for receipt of the Sponsor’s Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including marketing fees; administrator fees, if any; custodian fees; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”); printing and mailing costs; the costs of maintaining the Trust’s website and applicable license fees

(together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense.

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency), any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw BCH from a segregated custody account controlled and secured by the Custodian to store private keys, which allow for the transfer of ownership or control of the Trust’s BCH on the Trust’s behalf (“Digital Asset Account”), Incidental Rights and/or IR Virtual Currency in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such BCH, Incidental Rights and/or IR Virtual Currency into U.S. dollars or other fiat currencies at the price per single unit of such BCH, determined net of any associated fees, at which the Trust is able to sell such BCH for U.S. dollars (or other applicable fiat currency) at such time to enable the Trust to timely pay any Additional Trust Expenses, through use of the Sponsor’s commercially reasonable efforts to obtain the highest such price (“Actual Exchange Rate”) or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such BCH, Incidental Rights and/or IR Virtual Currency in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses.

For the three months ended September 30, 2026 and 2025, the Trust incurred Sponsor’s Fees of $577,759 and $1,371,775, respectively. As of September 30, 2026 and June 30, 2026, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended September 30, 2026 and 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

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

8. Financial Highlights Per Share Performance

	Three Months Ended September 30,
	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$1.62	$4.31
Net increase in net assets from investment operations:
Net investment loss	(0.01)	(0.03)
Net realized and unrealized gain	0.85	0.35
Net increase in net assets resulting from operations	0.84	0.32
Principal Market NAV, end of period	$2.46	$4.63
Total return	51.85%	7.42%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%
Total expenses	-2.50%	-2.50%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Unless otherwise stated, the terms “we,” “our” and “us” in this Report refer to Grayscale Investments Sponsors, LLC (the “Sponsor”) acting on behalf of the Trust. Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that will or may occur in the future, including such matters as changes in prices and market conditions (for BCH and the Shares), the operations of the Trust, the plans of the Sponsor and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares issued by the Trust. Moreover, neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of the forward-looking statements. Neither the Trust nor the Sponsor undertakes an obligation to publicly update or conform to actual results any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

This Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds Bitcoin Cash tokens (“BCH”), a type of digital asset based on an open-source cryptographic protocol, and, from time to time, issues blocks of 100 common units of fractional undivided beneficial interest in, and ownership of, the Trust (each such unit, a “Share,” and collectively, the “Shares”; each such block, a “Basket”) to certain eligible financial institutions that are registered broker-dealers, have entered into agreements with the Trust and the Sponsor concerning the creation of Shares, and each own a digital wallet address that is known to the Custodian as belonging to the financial institution or a Liquidity Provider (each, an “Authorized Participant”) in exchange for deposits of BCH. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on BCH per Share) to reflect the value of the BCH held by the Trust, determined by reference to the U.S. dollar value of a BCH derived from the digital asset trading platforms reflected in the CoinDesk Bitcoin Cash Benchmark Rate (the “Index”), calculated at 4:00 p.m., New York time, on each business day (the “Index Price”), less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in BCH, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to BCH. To date, the Trust has not met its investment objective and the Shares quoted on OTC Markets have not reflected the value of the BCH held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Critical Accounting Policies and Estimates

Investment Transactions and Revenue Recognition

The Trust considers investment transactions to be the receipt of BCH by the Trust in connection with Share creations and the delivery of BCH by the Trust in connection with Share redemptions or for payment of expenses in BCH. At this time, the Trust is not accepting redemption requests from shareholders. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including transfers of BCH to satisfy the Trust’s obligation to pay the Sponsor a fee that accrues daily in U.S. dollars at an annual rate of 2.5% of the aggregate value of the Trust’s assets, less its liabilities, as calculated and published by the Sponsor, and is payable in BCH monthly in arrears (the “Sponsor’s Fee”).

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

For purposes of this Report, a “Digital Asset Market” is a Brokered Market, Dealer Market, Principal-to-Principal Market or Exchange Market, each as defined in the FASB ASC Master Glossary. An Exchange Market is referred to as a “Trading Platform Market” in this Report.

The Trust receives BCH only in connection with a creation order from the Authorized Participant or an unaffiliated service provider that facilitates the purchase or sale of BCH in connection with creations or redemptions of Baskets (a “Liquidity Provider”) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. Authorized Participants and Liquidity Providers, may transact in Digital Asset Markets.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended September 30, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, BCH and price of BCH amounts, are in thousands)

	Three Months Ended September 30,
	2026	2025
Net realized and unrealized gain	$39,881	$16,391
Net increase in net assets resulting from operations	$39,303	$15,019
Net assets(1)	$115,861	$217,980
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of BCH on an electronic marketplace where participants may trade, buy and sell BCH based on bid-ask trading (a “Digital Asset Trading Platform”) that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain for the three months ended September 30, 2026 was $39,881, which includes a realized loss of ($358) on the transfer of BCH to pay expenses and net change in unrealized appreciation/depreciation of $40,239. Net realized and unrealized gain for the period was driven by BCH price appreciation from $200.10 per BCH as of June 30, 2026, to $304.74 per BCH as of September 30, 2026. Net increase in net assets resulting from operations was $39,303 for the three months ended September 30, 2026, which consisted of the net realized and unrealized gain, and the net investment loss of ($578). Net assets increased to $115,861 at September 30, 2026, a 51% increase for the three-month period. The increase in net assets resulted from the aforementioned BCH price appreciation, partially offset by the withdrawal of approximately 2,403 BCH to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain for the three months ended September 30, 2025 was $16,391, which includes a realized gain of $412 on the transfer of BCH to pay expenses and net change in unrealized appreciation/depreciation of $15,979. Net realized and unrealized gain for the period was driven by BCH price appreciation from $517.38 per BCH as of June 30, 2025, to $559.18 per BCH as of September 30, 2025. Net increase in net assets resulting from operations was $15,019 for the three months ended September 30, 2025, which consisted of the net realized and unrealized gain, and the net investment loss of ($1,372). Net assets increased to $217,980 at September 30, 2025, a 7% increase for the three-month period. The increase in net assets resulted from the aforementioned BCH price appreciation, partially offset by the withdrawal of approximately 2,465 BCH to pay the foregoing Sponsor’s Fee.

Cash Resources and Liquidity

The Trust has not had a cash balance at any time since inception. When selling BCH, Incidental Rights and/or IR Virtual Currency in the Digital Asset Market on behalf of the Trust, to pay expenses incurred by the Trust in addition to the Sponsor’s Fee that the Sponsor is not obligated to assume, the Sponsor endeavors to sell the exact amount of BCH, Incidental Rights and/or IR Virtual Currency needed to pay expenses in order to minimize the Trust’s holdings of assets other than BCH. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	As of September 30,
	2026	2025
Price of BCH on principal market	$304.74	$559.18
Principal Market NAV per Share(1)	$2.46	$4.63
Principal Market NAV(1)	$115,861,030	$217,980,320
Index Price	$304.59	$559.33
NAV per Share(2)	$2.46	$4.63
NAV(2)	$115,804,000	$218,038,793
(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of BCH based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of September 30, 2026 were Binance, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, GATE, Gemini, Kraken, LMAX Digital, and OKX. The Digital Asset Trading Platforms included in the Index as of September 30, 2025 were Coinbase, Kraken, LMAX Digital, Bitstamp by Robinhood, and Crypto.com. See “Item 1. Business—Overview of the BCH Industry and Market—BCH Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price.

For accounting purposes, the Trust reflects creations and the BCH receivable with respect to such creations on the date of an accepted creation order by the Authorized Participant. The Trust does not issue Shares until the requisite amount of BCH is received on T+1, and therefore the BCH for proceeds receivable with respect to such creations are recorded as a receivable until the BCH are delivered to the Trust for settlement. At this time, the Trust is not accepting redemption requests from shareholders. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program.

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from March 1, 2018 (the inception of the Trust’s operations) to September 30, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the BCH Industry and Market—BCH Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from October 1, 2021 to September 30, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended September 30, 2022	$309.86	$712.21	11/9/2021	$98.31	7/12/2022	$122.59	$122.59
Twelve months ended September 30, 2023	$147.33	$302.28	6/30/2023	$96.49	12/30/2022	$235.63	$236.68
Twelve months ended September 30, 2024	$345.57	$687.64	4/6/2024	$211.89	10/12/2023	$341.14	$341.14
Twelve months ended September 30, 2025	$438.20	$637.13	9/18/2025	$270.48	4/8/2025	$559.33	$559.33
Twelve months ended September 30, 2026	$416.03	$657.75	1/3/2026	$184.51	6/24/2026	$304.59	$304.59
October 1, 2021 to September 30, 2026	$331.41	$712.21	11/9/2021	$96.49	12/30/2022	$304.59	$304.59

The following table illustrates the movements in the Digital Asset Market price of BCH, as reported on the Trust’s principal market, from October 1, 2021 to September 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended September 30, 2022	$309.86	$712.49	11/9/2021	$98.19	7/12/2022	$122.57	$122.57
Twelve months ended September 30, 2023	$147.32	$302.01	6/30/2023	$96.47	12/30/2022	$235.78	$236.65
Twelve months ended September 30, 2024	$345.60	$687.49	4/6/2024	$211.85	10/12/2023	$340.91	$340.91
Twelve months ended September 30, 2025	$438.21	$637.17	9/18/2025	$270.18	4/8/2025	$559.18	$559.18
Twelve months ended September 30, 2026	$416.05	$657.76	1/3/2026	$184.55	6/24/2026	$304.74	$304.74
October 1, 2021 to September 30, 2026	$331.42	$712.49	11/9/2021	$96.47	12/30/2022	$304.74	$304.74

The following chart sets out the historical closing prices for the Shares as reported by OTC Markets and the Trust’s NAV per Share from August 18, 2020 to September 30, 2026.

BCHG Premium/(Discount): BCHG Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTC Markets divided by the Trust’s NAV per Share from August 18, 2020 to September 30, 2026.

BCHG Premium/(Discount): BCHG Share Price vs. NAV per Share (Non-GAAP) (%)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Amended and Restated Declaration of Trust and Trust Agreement, dated March 1, 2018, between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendments No. 1, No. 2, and No. 3. thereto, and as the same may be further amended from time to time (the “Trust Agreement”) does not authorize the Trust to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

There have been no material changes to the Legal Proceedings last reported under “Part I, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended June 30, 2026 (our “Annual Report”).

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 2, 2022, the board of directors of Grayscale Investments, LLC, the Trust’s then-sponsor, approved the purchase by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Sponsor, of up to an aggregate total of $200 million worth of Shares of the Trust and shares of any of the following five investment products the Sponsor also acts as the sponsor and manager of, including Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale CoinDesk Crypto 5 ETF (NYSE Arca: GDLC), Grayscale Ethereum Staking ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), and Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM). Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through November 6, 2026, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Report on Form 10-Q for the quarter ended September 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Report on Form 10-Q for the quarter ended September 30, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Report on Form 10-Q for the quarter ended September 30, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Report on Form 10-Q for the quarter ended September 30, 2026.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Bitcoin Cash Trust (BCH)

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Kathryn Masci
	Name:	Kathryn Masci
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: November 10, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.